Form 10-Q
period 1994-03-31
OLYMPUS CAPITAL CORP /UT/
filed 1994-05-16
CIK 707706

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1994

                                      OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the transition period from 01/01/94 TO 03/31/94

Commission File Number 0-11130

                          OLYMPUS CAPITAL CORPORATION
            (Exact name of registrant as specified in its charter)

             UTAH                                                87-0166750
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                          Identification No.)

               115 South Main St. Salt Lake City, Utah  84111
                   (Address of principal executive offices)
                                  (Zip Code)

                                (801) 325-1000
             (Registrant's telephone number, including area code)

                                Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

3,099,639 shares of $1.00 par value common stock of the registrant were outstanding as of May 13, 1994.

                 OLYMPUS CAPITAL CORPORATION AND SUBSIDIARIES

                                     INDEX

 PART I - FINANCIAL INFORMATION:                                   Page No.


 Item 1.  Financial Statements


       Consolidated Condensed Statements of Financial
       Condition -                                                    3
             March 31, 1994, and December 31, 1993


       Consolidated Condensed Statements of Operations -
             Three Months ended March 31, 1994, and 1993              4


       Consolidated Condensed Statements of Cash Flows -
             Three Months ended March 31, 1994, and 1993              6

       Notes to Consolidated Condensed Financial Statements           8


 Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      9


 PART II - OTHER INFORMATION


 Item 1.     Legal Proceedings                                        14


 Item 2.     Changes in Securities                                    14

 Item 3.     Defaults Upon Senior Securities                          14


 Item 4.     Submission of Matters to a Vote of Security              14
             Holders


 Item 5.     Other Information                                        14


 Item 6.     Exhibits and Reports on Form 8-K                         14


 Signatures                                                           15

 OLYMPUS CAPITAL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
 (Unaudited)

                                                                 March 31, 1994         December 31, 1993
 ASSETS

 Cash on hand and in banks                                      $      6,971,524         $       8,323,332
 Federal funds sold                                                       37,986                    81,099
          Total cash and cash equivalents                              7,009,510                 8,404,431
 Investments available for sale (amortized cost of
          $85,826,148 in 1994, and $132,302,225 in 1993)              84,453,968               132,195,692
 Investment securities (fair value $52,727,048 in 1994,
          and $12,711,849 in 1994)                                    54,421,324                12,712,941
 Loan receivables, net
          Real estate loans                                          226,121,981               233,316,431
          Real estate loans held for sale                              2,053,663                 6,469,655
          Commercial Loans                                             6,632,487                 7,091,863
          Other loan receivables                                       2,086,378                 2,238,761
          Less unamortized loan fees                                  (1,052,786)               (1,036,824)
          Less allowance for losses                                   (6,496,321)               (5,610,010)
                  Total Loans Receivable                             229,345,402               242,469,876

 Accrued interest receivable (less allowance for
          uncollectible interest of $39,279 in 1994, and
          $99,499 in 1993)                                             2,181,279                 2,232,629
 Real estate acquired in settlement of loans, net                                                3,054,916
 Premises and equipment, net                                           7,218,306                 7,333,637
 Other assets and deferred charges                                     7,321,209                 5,765,291
 TOTAL ASSETS                                                   $    391,950,998         $     414,169,413

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Deposits                                                       $    312,007,423         $     294,560,648
 Advances from Federal Home Loan Bank                                 10,337,277                36,649,913
 Securities sold under agreements to repurchase (including
          accrued interest payable)                                   31,722,196                44,996,245
 Other liabilities and accrued expense                                 5,207,451                 4,599,067
                  Total liabilities                                  359,274,374               380,805,873

 Stockholders' equity
          Common stock - $1 par value, 10,000,000 shares
           authorized; shares issued and outstanding
           3,099,639 in 1994, and 1993                                 3,099,639                 3,099,639
          Paid-in capital                                              1,894,005                 1,894,005
          Retained earnings - substantially restricted                29,505,817                28,476,429
          Net unrealized loss on investments
           available for sale                                         (1,822,810)                 (106,533)
                  Total stockholders' equity                          32,676,651                33,363,540
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $    391,950,998         $     414,169,413

 See notes to consolidated condensed financial statements.

OLYMPUS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
                                                                                  Three Months Ended
                                                                        March 31, 1994          March 31, 1993
INTEREST INCOME:
         Real estate loans                                           $       4,452,055        $      4,975,879
         Investement available for sale                                      1,608,355               1,218,585
         Investment securities                                                  78,753                 264,637
         Equity securities                                                      83,500                 118,700
         Commercial loans                                                      199,159                 158,755
         Other loans and contracts                                              45,313                  52,066
         Loan origination fees                                                 262,228                 149,977
                 Total                                                       6,729,363               6,938,599
INTEREST EXPENSE:
         Deposits                                                            2,645,728               2,825,583
         Advances from Federal Home Loan Bank                                  270,324                 796,592
         Securities sold under agreements to repurchase and
          other borrowings                                                     400,848                 195,250
                 Total                                                       3,316,900               3,817,425
NET INTEREST INCOME                                                          3,412,463               3,121,174
Provision for loan losses                                                      868,760                  37,841
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                          2,543,703               3,083,333
OTHER INCOME:
         Fees                                                                  646,366                 350,595
         Income (loss) from real estate operations                             607,671                (127,051)
         Gain on sale of loans and investments                                 189,044                 306,327
         Miscellaneous                                                          67,831                  66,864
                 Total                                                       1,510,912                 596,735
OTHER EXPENSES:
         Compensation and other employee expense                             1,486,330               1,214,351
         Occupancy                                                             577,447                 523,560
         Advertising                                                            58,275                 113,395
         Loan and collection expense                                            (8,881)                111,672
         Insurance expense                                                     242,624                  88,922
         Provision for losses:
                 Real estate acquired in settlement of loans                    54,000
                 Other accounts receivable                                                            (120,908)
         Other operating expenses                                              615,432                 413,665
                 Total                                                       3,025,227               2,344,657


INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN
         ACCOUNTING PRINCIPLE                                                1,029,388               1,335,411
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                                                  337,813
NET INCOME                                                           $       1,029,388       $       1,673,224

                                                                                                   (Continued)

OLYMPUS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
                                                                                  Three Months Ended
                                                                        March 31, 1994          March 31, 1993

EARNINGS PER SHARE:
   PRIMARY
         Income per share of common stock before cumulative
          effect of a change in accounting principle                $              .32        $            .43
         Cumulative effect of a change in accounting principle                                             .10
         Earnings per share of common stock                         $              .32        $            .53

FULLY DILUTED
         Income per share of common stock before cumulative
          effect of a change in accounting principle                $              .32        $            .42
         Cumulative effect of a change in accounting principle                                             .10
         Earnings per share of common stock                         $              .32        $            .52

                                                                                                    (Concluded)

 OLYMPUS CAPITAL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited)
                                                                                  Three Months Ended
                                                                        March 31, 1994        March 31, 1993
 CASH FLOWS FROM OPERATING ACTIVITIES:
         Interest received                                               $   6,516,210         $   6,844,915
         Fees and commissions received                                       1,241,674               662,097
         Income (loss) from real estate operations                             607,671              (127,051)
         Loans originated or purchased for resale                          (10,543,724)          (13,313,900)

         Proceeds from sale of loans originated or purchased
          for resale                                                        14,959,716            12,524,605
         Miscellaneous income received                                          67,831                60,244
         Interest paid                                                      (3,355,472)           (3,811,189)
         Cash paid for services to suppliers and employees                  (2,181,375)           (1,616,692)
         Cash paid for other expenses                                         (670,321)             (243,267)
                  Net cash provided by operating activities                  6,642,210               979,762

 CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from maturity of investment securities                       200,000               200,000
         Proceeds from sale of investment securities                                               3,967,437
         Purchase of investment securities                                    (344,849)             (193,428)
         Principal collected on investment securities                           60,000               354,791
         Proceeds from sale of investments available for sale                                     95,347,079
         Purchase of investments available for sale                                             (101,560,591)
         Principal collected on investments available for sale               4,403,727             2,566,146
         Principal collected on loans                                       33,240,953            22,761,146
         Proceeds from sale of loans                                                                  71,580
         Loans originated or purchased                                     (22,289,141)          (23,226,931)
         Proceeds from sale of real estate                                      39,183
         Capital expenditures for premises and equipment                       (59,110)           (1,000,978)
         Purchases of other assets                                          (1,752,018)              (40,378)
                  Net cash provided by (used in) investing
                   activities                                               13,498,745              (753,958)

 CASH FLOWS FROM FINANCING ACTIVITIES
         Net increase (decrease) in deposits                                17,446,775            (1,811,891)
         Proceeds from advances from Federal Home Loan Bank                 33,600,000             9,158,200

         Principal repayment on advances from Federal Home
                  Loan Bank                                                (59,912,141)           (5,000,377)
         Net proceeds (repayment) of securities sold under
                  agreement to repurchase                                  (13,361,961)            1,998,304
         Proceeds from other borrowings                                        691,946             1,570,964
         Proceeds from issuance of common stock                                                       24,375
                  Net cash provided by (used in) financing
                   activities                                              (21,535,876)            5,939,575
 NET INCREASE (DECREASE) IN CASH AND CASH EQUVIALENTS                       (1,394,921)            6,165,379
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            8,404,431            12,076,564
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $    7,009,510       $    18,241,943

                                                                                                 (Continued)

 OLYMPUS CAPITAL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited)
                                                                                  Three Months Ended
                                                                        March 31, 1994        March 31, 1994
 SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
         ACTIVITIES

 Loans transferred to real estate acquired in
         settlement of loans                                            $    1,530,000                  None

 Loan originations to facilitate the sale of real estate
         acquired in settlement of loans                                $    4,100,000                  None

 Securities transferred to investments securities from
         investments available for sale (net of $462,185
         unrealized value included in stockholders' equity in
         1994)                                                          $   42,401,856                  None

See notes to consolidated condensed financial
                                                                                                        (Concluded)

           OLYMPUS CAPITAL CORPORATION AND SUBSIDIARIES

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In management's opinion, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial condition of Olympus Capital Corporation (the "Corporation") and subsidiaries as of March 31, 1994, and December 31, 1993, and the results of operations for the three-month periods ended March 31, 1994, and 1993 and the cash flows for the three-month periods ended March 31, 1994, and 1993.

2.   The results of operations for the three-month period ended
     March 31, 1994, are not necessarily indicative of the results to be expected for the full year.

3. Refer to Part II, Item 1 of this report for a discussion of contingencies which may affect the Corporation.

4. For the quarters ended March 31, 1994, and 1993, no income tax expense was recorded due to net operating loss carry forwards.

5. The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective January 1, 1993. The cumulative effect of adopting SFAS No. 109 on the Corporation's financial statements was to increase income by $338,000 ($.10 per share) for the three months ended March 31, 1993.

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carry forwards. Net deferred tax assets of $4,700,000 as of March 31, 1994, were offset by a corresponding valuation allowance.

6.   Investments available for Sale - Effective December 31,
     1993, the Corporation adopted provisions of Statement of Financial Accounting Standards No. 115. "Accounting for
     Certain Investments in Debt and Equity Securities"
     (Statement No. 115). Pursuant to Statement No. 115, investments available for sale are recorded at fair value, with net unrealized gains or losses excluded from income and reported as separate component of stockholders' equity.
     Gains or losses on investments available for sale are determined on the specific identification method and are included in income when realized. Investments available for sale include securities for which the Corporation has entered into a commitment to sell the securities as well as securities to be held for indefinite periods of time that management intends to use as part of its asset/liability managements strategy and that may be sold in response to changes in interest rates, prepayment risk, or other factors. Prior to the adoption of Statement No. 115, investments available for sale were carried at the lower of aggregate cost or market with unrealized losses reported in the statement of operations.
     gross unrealized gains and losses on investments available for sale at March 31, 1994, were $113,827 and $1,486,007.

7. Investment Securities - Investment securities are carried at amortized cost, based on management's intent and ability to hold such securities to maturity. Discounts are accreted or premiums amortized using the interest method over the life of the security. Gains or losses on sales of securities are determined based on the specific identification method. Gross unrealized gains and losses on investment securities at March 31, 1994, were $15,320 and $1,709,596, respectfully.

           OLYMPUS CAPITAL CORPORATION AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          The following discussion and analysis covers significant changes in the results of operations of the Corporation and its subsidiaries for the three-month period ended March 31, 1994, as compared to the same period in 1993 and significant changes in the financial condition of the Corporation and its subsidiaries since December 31, 1993 and should be read in conjunction with the consolidated condensed financial statements and related notes.

RESULTS OF OPERATIONS

     The following table highlights results of operation and earnings per share for the three months ending March 31,

                                                  1994            1993
          Net interest income                 $3,412,463       $3,121,174
          Provision for loan losses              868,760           37,841
          Other income                         1,510,912          596,735
          Other expenses                       3,025,227        2,344,657
          Net income                           1,029,388        1,673,224
          Primary earnings per share                 .32              .53
          Fully diluted earnings per share           .32              .52

     A significant component of the Corporation's income is net interest income. Net interest income is the difference between interest earned on loans, investments and other interest-earning assets ("interest income") and interest paid on deposits and other interest-bearing liabilities ("interest expense"). Net interest margin, expressed as a percentage, is net interest income divided by average interest-earning assets. Changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing li!bilities and the levels of non-performing assets affect net interest income and net interest margin. Net interest spread is the difference between the yield on interest-earning assets and the percentage cost of interest-bearing liabilities.

     The following table highlights net interest income for the three months ended March 31,

                                               1994             1993
     Net interest income                   $3,412,463       $3,121,174
     Net interest spread                         3.28%            3.26%
     Net interest margin                         3.57%            3.48%

     The following table highlights interest income for the three months ended March 31,

                                           1994             1993
     Total interest income           $   6,729,363   $    6,938,599
     Total interest income/average
      interest earning assets                 6.95%            7.73%

     Interest income from real estate loans declined $524,000 for the first three months of 1994, compared to the same period in 1993. Interest income from commercial real estate loans declined $660,000, due mainly to prepayments in this portfolio. The average balance of commercial real estate loans was $26,000,000 lower for the first quarter of 1994, compared to the first quarter of 1993. The average balance of multifamily real estate loans, construction loans and home equity loans and other consumer real estate loan products was $16,000,000 larger for the first quarter of 1994, compared to the same period in 1993. The average rate earned from the real estate portfolio declined 0.55% for the first quarter of 1994, compared to the same period in 1993. Interest income from investments available for sale increased $390,000 for the first quarter of 1994, compared to the same period in 1993. The average balance of investments available for sale, consisting entirely of mortgage backed securities, increased $38,900,000 in the first quarter of 1994, compared to the same period of 1993. Income from investment securities and equity securities decreased $220,000 for the first three months of 1994, compared to the same period in 1993. This is the result of generally lower rates available on these types of securities. Interest income from non-real estate commercial loans increased $40,000 for the first quarter of 1994, compared to the same period in 1993. Although the average balance of commercial loans fell $550,000 in the first quarter of 1994, compared to the same period in 1993, the Corporation collected $77,000 in delinquent interest during the first quarter of 1994, associated with the pay off of a non-performing loan. The average balances and rates on other loans and contracts was virtually unchanged during the first quarter of 1994, compared to the same period in 1993. Loan origination fee income increased for the first quarter of 1994, compared to the same period in 1993. This increased fee income is the result of increased principal collected on loans, which increased 46% and the attendant amortization of fees for the first quarter of 1994, compared to the same period in 1993.

     The following table highlights interest expense for the three months ended March 31,

                                          1994         1993
    Total interest expense             $3,316,900    $3,817,425
    Total interest expense/average
     costing liabilities                     3.71%         4.47%

     Interest expense from deposits declined $180,000 for the first quarter of 1994, as average balances increased $8,600,000 and average rates paid decreased 0.35% compared to the same period in 1993. For the first quarter of 1994, average balances of certificates of deposit decreased

     $6,500,000, demand deposit balances increased $8,000,000 and statement savings account balances increased $7,100,000 compared to the same period of 1993. The shift in deposits from the time deposits to demand accounts and statement savings accounts contributed to the overall decrease in the rate paid for all deposits. The interest paid for advances from Federal Home Loan Bank ("FHLB") decreased $530,000 for the first quarter of 1994, compared to the same period of 1993. This significant decline is the result of scheduled maturities and prepayments of $25,000,000 of high costing FHLB advances during the second half of 1993. The average balances of FHLB advances decreased $11,200,000 and the average rate paid for such advances declined 4.17% for the first quarter of 1994, compared to the same period in 1993. Interest expense from securities sold under repurchase agreements and other borrowings increased $206,000 as average balances increased $19,000,000 and average rate paid decreased 0.51% for the first three months of 1994, compared to the same period in 1993.

     Provisions for loan losses totaled $869,000 for the first quarter of 1994, compared to $38,000 for the same period in 1993. The provisions for 1994, were mostly established in respect of loans secured by southern California properties in response to uncertainties caused by recent natural disasters and the overall weakness of the rental market for commercial space in the region.

     Overall, other income increased $920,000 for the first quarter of 1994, compared to the same period in 1993. Fee income increased $300,000, due primarily to prepayment fees of $270,000 collected by the Corporation during the first quarter of 1994. The prepayment fees were collected in connection with the early payoff of nearly $12,000,000 of commercial real estate loans. Income from real estate operations increased $735,000 for the first quarter of 1994, compared to the same period in 1993. During the first quarter of 1994, the Corporation negotiated the settlement of two properties held as real estate acquired in settlement of loans at December 31, 1993. As a result of these settlements, the Corporation collected $627,000 from real estate operations. A portion of these collections was recorded as expenses from real estate operations during the first quarter of 1993. Gain on sale of loans and investments decreased $120,000 during the first quarter of 1994, compared to the same period in 1993, even though proceeds from sale of loans from the first three months of 1994, exceeded proceeds from the same period of 1993 by
     $2,500,000.   Gains from sale of loans for the first quarter
     of 1994, declined as interest rates to originate new mortgage loans rose.

     Other expenses increased $680,000 for the first quarter of 1994, compared to the same period in 1993. Compensation expense increased $272,000 for the first quarter of 1994, compared to the same period in 1993. The number of full time equivalent employees at March 31, 1994, was twenty-six higher compared to March 31, 1993. Much of the increase was for retail savings branch personnel. Management believes that retail branches represent an opportunity to build low cost core deposits and to offer lending products and services to a wider range of customers. During the first quarter of 1993, advertising expense included the cost of television commercials. No similar expense was incurred during the first quarter of 1994. The decrease in loan and collection expense for the first quarter of 1994, reflects reimbursement of previously charged foreclosure costs in connection with the settlement of a previously reported non-performing asset. Fewer and less costly foreclosure proceedings during the first quarter of 1994, led to an overall decline in loan and collections expense. During the first half of 1993, the Corporation received the final installment of its secondary reserve credit. This credit, which amounted to $208,000 for the first quarter of 1993, reduced the Federal Deposit Insurance Corporation (FDIC) insurance premium the Corporation pays for insured deposits. The recovery for losses, other accounts receivable, for the first quarter of 1993 was the final installment from a previously charged-off investment. Included in other expense for the first quarter of 1994, was legal expenses for review of strategic alternatives in connection with an expression of interest to acquire the Corporation. This expression of interest has been terminated.



FINANCIAL CONDITION



     Total consolidated assets at March 31, 1994, were $391,951,000, a decrease of $22,218,000 from $414,169,000 at
     December 31, 1993. This resulted primarily from a decrease in loan receivables. The proceeds from loan payoffs and increased deposits were used to pay advances from the Federal Home Loan Bank and other borrowing sources.

     Investment securities increased $41,710,000 during the first quarter of 1994, the result of a transfer of securities from investments available for sale to investments held to maturity. The Corporation charged the carrying value of the investment $462,000, with an offseting entry to stockholders' equity for the difference between the carrying value and the fair value at the transfer date. The Corporation amortized $11,555 of this unrealized holding loss reported in equity to offset the effect on interest income of the amortization of the discount created by this transfer. The transferred securities included fixed rate, fifteen year original maturity mortgage backed securities, mortgage backed securities collaterized by loans with five and seven year balloon payments and a mortgage backed security pledged as collateral for a long term letter of credit issued by the principal subsidiary of the Corporation. In reassessing the classification of these assets management concluded they bear many of the same characteristics as mortgage loans currently being originated for the Corporation's portfolio.

     Loan receivables declined $13,500,000, from December 31,
     1993 to March 31, 1994, with commercial real estate loans declining the most, at $12,500,000. During the first quarter of 1994, a large commercial real estate loan borrower prepaid approximately $11,000,000 of commercial real estate loans. Also, during the first quarter of 1994, the Corporation funded a loan for the sale of property previously reported as real estate acquired in settlement of loans. The Corporation originated more loans for portfolio during the first quarter of 1994, compared to the same period in 1993, yet increased the volume of sales from the same period of 1993 by selling loans from real estate loans held for sale. Non real estate commercial loans declined primarily though the payoff of a commercial loan previously recorded as a non performing asset. During the first quarter of 1994, the Corporation funded a loan for the sale of a hydro-electric plant previously reported as real estate acquired in settlement of loans. The increase in provisions for loss is in response to commercial real estate conditions in California. Other assets and deferred charges increased $1,550,000 due mainly to the acquisition of a mortgage servicing portfolio for $1,300,000. Unposted debits less credits to customers accounts increased $540,000 during the first quarter of 1994.

     Total deposits increased 6% or $17,450,000 from December 31, 1993 to March 31, 1994. Most of this increase was in the form of time deposits. The proceeds from these deposits and from collections from loans were used to payoff maturing advances from Federal Home Loan Bank and obligations arising from securities sold under agreements to repurchase. Deposits to borrowers accounts for taxes and insurance caused the greatest increase in other liabilities.



LIQUIDITY AND CAPITAL RESOURCES



     Regulations of the Office of Thrift Supervision ("OTS"), require Olympus Bank, a Federal Savings Bank, the principal subsidiary of the Corporation, ("the Bank") to maintain specified levels of liquid assets, generally defined as cash and marketable securities which are quickly convertible into
     cash.   Such assets must equal at least 5% of the daily
     average balance of total withdrawable savings and short-term borrowings (liquidity base). As of March 31, 1994, the Bank's average liquid assets were approximately $22,130,000 or 6.4% of its liquidity base.

     The Bank had loan commitments of approximately $34,161,000 as of March 31, 1994. In addition, management has determined to increase funding for single-family construction loans and existing multi-family properties. It is expected that these commitments will be funded primarily from loan sales, together with cash from maturities and monthly payments received from the existing portfolio of loans and MBS.

     In connection with the insurance of savings accounts by the Savings Association Insurance Fund (SAIF), the Bank is required to meet certain minimum capital standards consisting of a tangible capital requirement of 1.5% of tangible assets, a core or leveraged capital requirement of 3% of tangible assets, and a risked-based capital requirement. The risk-based requirement takes each asset and gives it a weighting of 0% to 100% based upon credit risk as defined in the regulations of the OTS. The risk-based requirement as of March 31, 1994, was 8% of the risk weighted assets. Eligible capital to meet this test is composed of core or tier one capital and supplementary or tier two capital.
     Supplementary or tier two capital is composed of general loan loss reserves up to a maximum of 1.25% of risk weighted assets.


     The following is a summary of the Bank's regulatory capital at March 31, 1994.




                 Requirement             Actual             Amount
                                                           Exceeding
                Capital    Ratio      Capital    Ratio   Requirements

 Tangible    $ 5,880,000   1.50%    $ 32,598,000   8.32%  $ 26,718,000
 Core         11,759,000   3.00       32,598,000   8.32     20,839,000
 Risk-Based   17,875,000   8.00       35,420,000  15.85     17,545,000

NON-PERFORMING ASSETS

     Non-performing assets totaled $1,143,000 at March 31, 1994, compared with $5,297,000 at December 31, 1993. The balance of real estate acquired in settlement of loans, $3,055,000 at December 31,1993, had been sold at March 31, 1994. The sales were financed in part by loans provided by the Corporation. Major non-performing loans at March 31, 1994, consisted of a commercial real estate loan and commercial business loans. The commercial real estate loan is an office building located in southern California.


           OLYMPUS CAPITAL CORPORATION AND SUBSIDIARIES

                   PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          There have been no material developments in any previously reported legal proceedings to which the Corporation or its subsidiaries is a party during the quarter ended March 31, 1994.


Item 2.   Changes in Securities.

          None


Item 3.   Defaults Upon Senior Securities.

          None


Item 4.   Submission of Matters to a Vote of Security Holders.

          Not Applicable


Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               None

          (b)  Reports on Form 8-K
               There were no reports on Form 8-K filed during the quarter ended
               March 31, 1994.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   OLYMPUS CAPITAL CORPORATION



Date May 16, 1994                  By:   Brad Foley

                                   Brad Foley, Vice President/
                                   Chief Accounting Officer



Date May 16, 1994                  By:  R. Gibb Marsh

                                   R. Gibb  Marsh,  President