Form 10-K/A
period 1993-12-31
OLYMPUS CAPITAL CORP /UT/
filed 1994-06-22
CIK 707706

Part IV of the Registrant's Annual Report on Form 10-K and the related
Exhibit Index are hereby amended by filing the financial statements required by Form 11-K for the Registrant's Amended and Restated Employee Stock Bonus Plan as an Exhibit to the Registrant's Annual Report on Form 10-K as provided by Rule 15d-21.


                                 PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements.  The following are included in Part II of this Report:

     Independent Auditors' Report

     Consolidated Statements of Financial Condition at December 31, 1993 and
     1992

     Consolidated Statements of Operations for each of the Three Years Ended in the Period December 31, 1993

     Consolidated Statements of Cash Flows for each of the Three Years Ended in the Period December 31, 1993

     Consolidated Statements of Stockholders' Equity for each of the Three Years in the Period Ended December 31, 1993

     Notes to Consolidated Financial Statements

Financial Statement Schedules. All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

Exhibits. For information with respect to this Item, see the Index to Exhibits attached to this Report.

Reports on Form 8-K.

None

Separate Financial Statements of Registrant. Separate financial statements of the registrant are included in the Notes to Consolidated Financial Statements.

                       Olympus Capital Corporation

   Reg S-K
Exhibits No.         Index to Exhibits

     (2)             Not Applicable

     (3)  (i)        Articles of Incorporation (amended and restated)

     (3)  (ii)       By laws

     (4)             Not Applicable

     (9)             Not Applicable

     (10)(iii)(A) Management contracts regarding deferred compensation and stock options. All other management contracts regarding deferred compensation and stock option agreements incorporated by reference to Form 10-K dated December 31, 1992, File No. 0-11130.

     (11)            Statement of Per Share Earnings.
                     Refer to registrant's Consolidated Financial Statements,
                     Part II, Item 8 of this filing.

     (12)            Not Applicable

     (13)            Not Applicable

     (16)            Not Applicable

     (18)            Not Applicable

     (19)            Not Applicable

     (21) The significant subsidiaries of Olympus Capital Corporation are as follows:
                                                           Jurisdiction of
                     Name                                   Incorporation

                     Olympus Bank, a Federal Savings Bank   United States
                     Olympus Financial Services, Inc.       Utah

     (22)            Not Applicable

     (23)            Consent of Independent Public Accountant

     (24)            Not Applicable

     (25)            Not Applicable

     (27)            Not Applicable

     (28) Financial Statements for the Amended and Restated Olympus Capital Corporation Employee Stock Bonus Plan for the year ended December 31, 1993.

     (99)            Not Applicable

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OLYMPUS CAPITAL CORPORATION


                                By:   K. John Jones

                                      K. John Jones, Senior Vice President,
                                      Chief Financial Officer, Secretary and
                                      Treasurer


Date:  June 21, 1994

             OLYMPUS CAPITAL CORPORATION EMPLOYEE STOCK BONUS PLAN

                                 Balance Sheet

                   For Fiscal Year Ending December 31, 1993

                                                  Beginning             End of
                                                    of year              year
Assets

Cash                                             $  356,624         $  395,752
Receivables                                               0                  0
Investments:
  U.S. Government securities                              0                  0
  Corporate debt and equity instruments                   0                  0
  Real estate and mortgages (other than
  to participants)                                        0                  0
  Loans to participants:
   Mortgages                                              0                  0
   Other                                                  0                  0
  Other (Common Stock of Olympus Capital)      $    726,622       $  1,748,323
        Total investments                      $  1,083,246       $  2,144,075

Buildings and other property used in
 plan operations                                          0                  0
Other assets                                              0                  0
         Total assets                          $  1,083,246       $  2,144,075


Liabilities

Payables                                       $          0       $          0
Acquisition indebtedness                                  0                  0
Other Liabilities                                         0                  0
         Total liabilities                     $          0       $          0

Net assets                                     $  1,083,246       $  2,144,075

             OLYMPUS CAPITAL CORPORATION EMPLOYEE STOCK BONUS PLAN

                               Income Statement

                   For Fiscal Year Ending December 31, 1993



Income

Contributions received or receivable in cash from:
  Employer(s) (including contributions on behalf
  of self-employed individuals)                                   $     69,715
  Employees                                                            144,611
  Others                                                                     0
        Total                                                          214,326
Noncash contributions                                                        0
        Total Contributions                                            214,326
Earnings from investments (interest, dividends, rents,
 royalties)                                                             13,753
Non realized gain (loss) on sale or exchange of assets                 928,996
Other income (specify)                                                       0
Total income                                                       $ 1,157,075


Expenses

Distribution of benefits and payments to provide benefits:
 Directly to participants or their beneficiaries                   $    96,246
 Other                                                                       0
      Total distribution of benefits and payments to
      provide benefits                                                  96,246
Administrative expenses (salaries, fees, commissions,
 insurance premiums)                                                         0
Other expenses (specify)                                                     0
Total expenses                                                     $    96,246

Net income (loss)                                                  $ 1,060,829