Form 10-Q
period 1994-06-30
OLYMPUS CAPITAL CORP /UT/
filed 1994-08-15
CIK 707706

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended  June 30, 1994

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
   For the transition period from                           to

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

   3,104,639 shares of $1.00 par value common stock of the registrant were outstanding as of August 12, 1994.

              OLYMPUS CAPITAL CORPORATION AND SUBSIDIARIES

                                     INDEX


    PART I - FINANCIAL INFORMATION:


    Item 1.  Financial Statements


          Consolidated Condensed Statements of Financial
               Condition - June 30, 1994, and December 31, 1993

          Consolidated Condensed Statements of Operations -
                Three months and six months ended June 30, 1994
                and 1993


          Consolidated Condensed Statements of Cash Flows -
                Six months ended June 30, 1994 and 1993


          Notes to Consolidated Condensed Financial Statements


    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations


    PART II - OTHER INFORMATION

    Item 1.     Legal Proceedings


    Item 2.     Changes in Securities


    Item 3.     Defaults Upon Senior Securities


    Item 4.     Submission of Matters to a Vote of Security
                Holders


    Item 5.     Other Information

    Item 6.     Exhibits and Reports on Form 8-K


    Signatures

    OLYMPUS CAPITAL CORPORATION AND SUBSIDIARIES
    CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
    (Unaudited)
                                                                               June 30, 1994    December 31, 1993
    ASSETS
    Cash on hand and in banks                                              $    6,477,498       $      8,323,332

    Federal funds sold                                                          2,206,878                 81,099
               Total cash and cash equivalents                                  8,684,376              8,404,431

    Investments available for sale (amortized cost of $81,548,702
        in 1994 and $132,302,225 in 1993)                                      79,976,267            132,195,692

    Investment securities held to maturity (fair value $50,893,921 in 1994
        and $12,711,849 in 1993)                                               53,386,375             12,712,941

    Loan receivables

       Real estate loans                                                      231,776,194            233,316,431
       Real estate loans held for sale                                          1,288,659              6,469,655
       Commercial loans                                                         7,269,782              7,091,863

       Other loan receivables                                                   2,088,444              2,238,761
       Less unamortized loan fees                                              (1,140,220)            (1,036,824)
       Less allowance for losses                                               (6,496,701)            (5,610,010)

               Total loan receivables                                         234,786,158            242,469,876

    Accrued interest receivable (less allowance for uncollectible               2,172,387              2,232,629
             interest of $45,093 in 1994 and $99,499 in 1993)

    Real estate acquired in settlement of loans, net                                                   3,054,916
    Premises and equipment, net                                                 7,113,351              7,333,637
    Other assets and deferred charges                                           7,864,517              5,765,291

    TOTAL ASSETS                                                           $  393,983,431       $    414,169,413
    LIABILITIES AND STOCKHOLDERS' EQUITY

    Deposits                                                               $  300,387,699       $    294,560,648
    Advances from Federal Home Loan Bank                                       24,832,427             36,649,913
    Securities sold under agreements to repurchase                             30,574,446             44,996,245
             (including accrued interest payable)
    Other liabilities and accrued expense                                       4,652,950              4,599,067

               Total liabilities                                              360,447,522            380,805,873
    Stockholders' equity

       Common stock - $1 par value, 10,000,000 shares authorized; shares
       issued and outstanding 3,104,639 in 1994 and 3,099,639 in 1993           3,104,639              3,099,639
       Paid-in capital                                                          1,917,155              1,894,005
       Retained earnings - substantially restricted                            30,518,041             28,476,429
       Net unrealized loss on investments available for sale                   (2,003,926)              (106,533)

               Total stockholders' equity                                      33,535,909             33,363,540
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  393,983,431       $    414,169,413

    See notes to consolidated condensed financial statements.

    OLYMPUS CAPITAL CORPORATION AND SUBSIDIARIES
    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
    (Unaudited)
                                                      Three Months Ended                Six Months Ended

                                                 June 30, 1994  June 30, 1993    June 30, 1994  June 30, 1993
    INTEREST INCOME:
         Real estate loans                         $  4,568,776  $  4,912,072     $  9,020,831    $ 9,887,951
         Investments available for sale               1,026,434     1,260,080        2,634,789      2,478,665
         Investment securities                          671,366       162,821          750,119        427,458
         Equity securities                               65,065       133,325          148,565        252,025
         Commercial loans                               143,252       159,029          342,411        317,784
         Other loans and contracts                       45,436        45,329           90,749         97,395
         Loan origination fees                          228,553       295,266          490,781        518,032

                   Total                              6,748,882     6,967,922       13,478,245     13,979,310

    INTEREST EXPENSE:
         Deposits                                     2,722,351     2,749,336        5,368,079      5,574,919
         Advances from Federal Home Loan Bank           204,568       903,412          474,892      1,700,004
         Securities sold under agreements to
            repurchase and other borrowings             383,494        50,285          784,342        245,535
                   Total                              3,310,413     3,703,033        6,627,313      7,520,458

    NET INTEREST INCOME                               3,438,469     3,264,889        6,850,932      6,458,852

    Provision for loan losses                            21,055      (421,940)         889,815       (384,099)

    NET INTEREST INCOME AFTER PROVISION
         FOR LOAN LOSSES                              3,417,414     3,686,829        5,961,117      6,842,951


    OTHER INCOME:

         Fees                                           502,614       373,021        1,148,980        723,616
         Income (loss) from real estate operations       13,682       (67,328)         621,353       (194,379)
         Gain on sale of loans and investments           51,798       745,016          240,842        978,554
         Miscellaneous                                   58,118       111,839          125,949        178,703
                   Total                                626,212     1,162,548        2,137,124      1,686,494
    OTHER EXPENSES:
         Compensation and other employee expense      1,662,955     1,313,313        3,149,285      2,527,664
         Occupancy                                      527,553       525,003        1,105,000      1,048,563
         Advertising                                    106,871        82,384          165,146        195,779
         Loan and collection expense                     20,452       117,199           11,571        228,851
         Insurance expense                              241,046        80,861          483,670        169,783

         Provision for losses:
            Real estate acquired in settlement
             of loans                                                 321,940           54,000        321,940
            Other accounts receivable                     (200)       257,414             (200)       136,506

         Other operating expenses                       472,725       447,797        1,088,157        861,482
                   Total                              3,031,402     3,145,911        6,056,629      5,490,568

    INCOME BEFORE CUMULATIVE EFFECT OF A
       CHANGE IN ACCOUNTING PRINCIPLE                 1,012,224     1,703,466        2,041,612      3,038,877

    CUMULATIVE EFFECT OF A CHANGE IN
         ACCOUNTING PRINCIPLE                                                                         337,813

    NET INCOME                                     $  1,012,224  $  1,703,466     $  2,041,612    $ 3,376,690

    OLYMPUS CAPITAL CORPORATION AND SUBSIDIARIES

    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
    (Unaudited)

                                                      Three Months Ended                Six Months Ended
                                                 June 30, 1994  June 30, 1993    June 30, 1994  June 30, 1993
         PRIMARY

            Income per share of common stock
               before cumulative effect of a
               change in accounting principle      $      0.31   $       0.53     $       0.63    $      0.95

            Cumulative effect of a change in
               accounting principle                                                               $      0.11
            Earnings per share of common stock     $       0.31  $       0.53     $       0.63    $      1.06


         FULLY DILUTED

            Income per share of common stock
               before cumulative effect of a
               change in accounting principle      $       0.31  $       0.53     $       0.63    $      0.94

            Cumulative effect of a change in
               accounting principle                                                               $      0.11
            Earnings per share of common stock     $       0.31  $       0.53     $       0.63    $      1.05


    See notes to consolidated condensed financial statements.


    OLYMPUS CAPITAL CORPORATION AND SUBSIDIARIES
    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
    (Unaudited)

                                                                                   Six Months Ended
	                                                                          June 30, 1994     June 30, 1993


    CASH FLOWS FROM OPERATING ACTIVITIES:

       Interest received                                                      $  13,032,257      $ 13,496,842
       Fees and commissions received                                              2,364,253         1,529,562
       Income (loss) from real estate operations                                    621,353          (194,379)
       Loans originated or purchased for resale                                (14,183,861)       (29,243,074)
       Proceeds from sale of loans originated or purchased for resale            19,501,723        31,526,069
       Miscellaneous income received                                                115,485           581,096
       Interest paid                                                             (6,859,294)       (7,490,886)
       Cash paid for services to suppliers and employees                         (4,547,238)       (3,744,479)
       Cash paid for other expenses                                              (1,016,273)         (591,977)
                        Net cash provided by operating activities                 9,028,405         5,868,774

    CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from maturity of investment securities                              300,000           450,000
       Proceeds from sale of investment securities                                                  3,967,437
       Purchase of investment securities                                           (344,849)      (12,663,775)
       Principal collected on investment securities                               1,041,268           354,791
       Proceeds from sale of investments available for sale                                        95,347,079
       Purchase of investments available for sale                                                (101,560,591)
       Principal collected on investments available for sale                      8,666,744         4,131,013
       Principal collected on loans                                              49,723,386        69,063,199
       Proceeds from sale of loans                                                                    880,852
       Loans originated or purchased                                            (45,223,946)      (72,296,059)
       Proceeds from sale of real estate                                             45,252         6,913,885
       Capital expenditures for premises and equipment                             (123,311)       (2,043,566)
       Purchases of other assets                                                 (2,749,161)       (1,763,413)
                        Net cash provided by (used in) investing activities      11,335,383        (9,219,148)

    CASH FLOWS FROM FINANCING ACTIVITIES
       Net increase (decrease) in deposits                                        5,827,051        (1,670,387)
       Proceeds from advances from Federal Home Loan Bank                        95,600,000        32,158,200
       Principal repayment on advances from Federal Home Loan Bank             (107,417,486)      (14,003,013)
       Net proceeds (repayment) of securities sold under
           agreement to repurchase                                              (14,348,466)       (4,745,000)
       Proceeds from (repayment of) other borrowings                                226,908        (7,213,022)
       Proceeds from issuance of common stock                                        28,150            85,025
                        Net cash provided by (used in) financing activities     (20,083,843)        4,611,803

    NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                                                  279,945         1,261,429
    CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                8,404,431        12,076,564
    CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $   8,684,376      $ 13,337,993

    SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
       AND FINANCING ACTIVITIES

       Loans transferred to real estate acquired in
           settlement of loans                                                $   1,130,000      $  1,506,656


       Loan origination to facilitate the sale of real estate
           acquired in settlement of loans                                    $   4,100,000           None


       Securities transferred to investment securities from investments available for sale (net of $462,185 unrealized loss included
           stockholders' equity in 1994)                                      $   42,401,856          None

See notes to consolidated condensed financial statements

              OLYMPUS CAPITAL CORPORATION AND SUBSIDIARIES

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   1. In management's opinion, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial condition of Olympus Capital Corporation (the "Corporation") and subsidiaries as of June 30, 1994, and December 31, 1993, and the results of operations for the three and six month periods ended June 30, 1994, and 1993 and the cash flows for the six month periods ended June 30, 1994 and 1993.

   2. The results of operations for the three and six month periods ended June 30, 1994, are not necessarily indicative of the results to be expected for the full year.

   3. Refer to Part II, Item 1 of this report for a discussion of contingencies which may affect the Corporation.

   4. For the quarters ended June 30, 1994, and 1993, no income tax expense was recorded due to net operating loss carry forwards.

   5.    The Corporation adopted  Statement of Financial Accounting  Standards
         (SFAS) No. 109, "Accounting for Income Taxes," effective January 1, 1993. The cumulative effect of adopting SFAS No. 109 on the Corporation's financial statements was to increase income by $338,000 ($.10 per share) for the six month period ended June 30, 1993.

         Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carry forwards. Net deferred tax assets of $4,475,000 as of June 30, 1994, were offset by a corresponding valuation allowance.

   6. Effective December 31, 1993, the Corporation adopted provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement No.
         115). Pursuant to Statement No. 115, investments available for sale are recorded at fair value, with net unrealized gains or losses excluded from income and reported as a separate component of stockholders' equity. Gains or losses on investments available for sale are determined on the specific identification method and are included in income when realized. Investments available for sale include securities for which the Corporation has entered into a commitment to sell the securities as well as securities to be held for indefinite periods of time that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, prepayment risk, or other factors. Prior to the adoption of Statement No. 115, investments available for sale were carried at the lower of aggregate cost or market with unrealized losses reported in the statement of
         operations.    Gross  unrealized  gains  and  losses  on  investments
         available for sale at June 30, 1994, were $6,000 and $1,578,000, respectfully.

   7. Investment securities held to maturity are carried at amortized cost, based on management's intent and ability to hold such securities to maturity. Discounts are accreted or premiums amortized using the interest method over the life of the security. Gains or losses on sales of securities are determined based on the specific identification method. Gross unrealized gains and losses on investment securities at June 30, 1994 were $17,000 and $2,509,000 respectfully.

   8. On July 22, 1994, the Corporation and it subsidiary Olympus Bank, a Federal Savings Bank, ("the Bank"), signed an Agreement for Merger (the "Agreement") with Washington Mutual Savings Bank of Seattle, Washington ("Washington Mutual") and its subsidiary Washington Mutual Federal Savings Bank. Pursuant to the Agreement and upon satisfaction of certain conditions, the Corporation will be merged in 1995 into Washington Mutual and each share of the Corporation's common stock will be exchanged for $15.50 worth of Washington Mutual common stock, based on the average closing price for the ten trading days immediatley preceding the third trading day before the effective date. However, if the average price of Washington Mutual common stock falls below $18.00, Washington Mutual may elect to purchase up to 49% of the Corporation's stock with cash. The total purchase price is anticipated to be approximately $52.1 million.

         The Corporation has also entered into a Stock Option Agreement with Washington Mutual pursuant to which it has issued a stock option to Washington Mutual for the purchase of up to approximately 9.9% of the Corporation's common stock under certain conditions.

              OLYMPUS CAPITAL CORPORATION AND SUBSIDIARIES

  Item 2.   Management's  Discussion  and  Analysis of  Financial
            Condition and Results of Operations

               The following discussion and analysis covers significant changes in the results of operations of the Corporation and its subsidiaries for the three and six month periods ended June 30, 1994, as compared to the same periods in 1993 and significant changes in the financial condition of the Corporation and its subsidiaries since December 31, 1993 and should be read in conjunction with the consolidated condensed financial statements and related notes.


               On July 22, 1994, the Corporation and the Bank, signed an Agreement for Merger (the "Agreement") with Washington Mutual and its subsidiary Washington Mutual Federal Savings Bank. Pursuant to the Agreement and upon satisfaction of certain conditions, the Corporation will be merged in 1995 into Washington Mutual and each share of the Corporation's common stock will be exchanged for $15.50 worth of Washington Mutual common stock, based on the average closing price for the ten trading days immediatley preceding the third trading day before the effective date. However, if the average price of Washington Mutual common stock falls below $18.00, Washington Mutual may elect to purchase up to 49% of the Corporation's stock with cash. The total purchase price is anticipated to be approximately $52.1 million. There can be no assurance that such purchase or merger will occur. Pending the merger or termination of the agreements the corporation has agreed to certain restrictions on its and the Bank's operations.

               The Corporation has also entered into a Stock Option Agreement with Washington Mutual pursuant to which it has issued a stock option to Washington Mutual for the purchase of up to approximately 9.9% of the Corporation's common stock under certain conditions.


    RESULTS OF OPERATIONS

         The following table highlights results of operation and earnings per share for the three and six months ended June 30, 1994, compared to the same period in 1993.

                                                   Three Months Ended                   Six Months Ended
                                                        June 30,                            June 30,

                                                 1994              1993               1994              1993
    Net interest income                  $     3,438,469    $    3,264,889    $     6,850,932   $     6,458,852

    Provision for loan losses                     21,055          (421,940)           889,815          (384,099)

    Other income                                 626,212         1,162,548          2,137,124         1,686,494

    Other expenses                             3,031,402         3,145,911          6,056,629         5,490,568

    Net income                                 1,012,224         1,703,466          2,041,612         3,376,690

    Primary earnings per share                       .31               .53                .63              1.06

    Fully diluted earnings per share                 .31               .53                .63              1.05

         A significant component of the Corporation's income is net interest income. Net interest income is the difference between interest earned on loans, investments and other interest-earning assets ("interest income") and interest paid on deposits and other interest-bearing liabilities ("interest expense"). Net interest margin, expressed as a percentage, is net interest income divided by average interest-earning assets. Changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities and the levels of non-performing assets affect net interest income and net interest margin. Net interest spread is the difference between the yield on interest-earning assets and the percentage cost of interest-bearing liabilities.

         The following table highlights net interest income for the three and six months ended June 30, 1994, compared to the same periods in 1993.

                                                  Three Months Ended                 Six Months Ended
                                                        June 30,                         June 30,

                                                  1994             1993             1994             1993
     Interest income                         $   6,748,882   $   6,967,922   $    13,478,245   $   13,979,310

     Interest expense                            3,310,413       3,703,033         6,627,313        7,520,458

     Net interest income                         3,438,469       3,264,889         6,850,932        6,458,852

     Total interest income/
        average interest earning assets             7.50%            7.43%           7.01%             7.56%

     Total interest expense/
        average costing liabilities                 3.73             4.22            3.72              4.35


     Net interest spread                            3.32             3.21            3.29              3.21


     Net interest margin                            3.58             3.47            3.54              3.46

    Results of Operation - Three Months Ended June 30, 1994 and 1993

         Interest income declined $219,000 for the quarter ended June 30, 1994, compared to the same period in 1993. Interest income earned from real estate loans for the quarter ended June 30, 1994, declined $340,000 compared to the same period in 1993. Overall, during the quarter ended June 30, 1994, the weighted average interest rate earned on the loan portfolio declined 0.44% compared to the same period in 1993. The decline in the rate is due largely to the high repayments in the commercial real estate portfolio that occured in the first quarter of 1994. The average balance of real estate loans outstanding during the quarter ended June 30, 1994, declined
         $4,200,000 compared to the same period during 1993. The Bank had lower average balances of $23,000,000 in its commercial real estate loan portfolio during the quarter ended June 30, 1994, compared to the same period during 1993. The bulk of this decline occurred in the third quarter of 1993 and continued to the first quarter of 1994. During the three months ended June 30, 1994, the average balance of the multi-family real estate loan portfolio grew by $7,300,000, the construction loan portfolio grew by $8,600,000, and the consumer loan portfolio, composed of short term fixed rate residential lending and home equity lines of credit, grew by $5,600,000 compared to the same period in 1993. Interest income from investments available for sale declined by $230,000 during the quarter ended June 30, 1994, compared to the same period in 1993. The average balance of investments available for sale during the quarter ended June 30, 1994, declined by $19,700,000 compared to the same period of 1993. During the first quarter of 1994, the Bank reclassified to investment securities $42,400,000 of mortgage backed securities previously reported as available for sale. This reclassification was the reason income from investment securities for the three months ended June 30, 1994 increased by $550,000. During the quarter ended June 30, 1994, dividend income from the Federal Home Loan Bank of Seattle ("FHLB") stock declined $70,000 compared to the same period of 1993. The dividend paid by the FHLB for the quarter ended June 30, 1994, was 6.50% compared to 15.30% for the same period in 1993. Management of the Bank believes the dividend paid by FHLB will remain significantly lower for the remainder of 1994 than dividends paid in 1993. Though the average balance of commercial loans outstanding during the quarter ended June 30, 1994, declined $1,100,000 compared to the same period in 1993, the average interest rate earned on the portfolio increased 0.29% for the same periods. The level of loan origination fee amortization is determined in large part by the level of principal repayments in the loan portfolio. For the quarter ended June 30, 1994, the Bank collected $16,500,000 in principal payments in the loan portfolio, compared to $46,300,000 for the same period in 1993. However, amortization of construction loan fees for the quarter ended June 30, 1994, increased $120,000 compared to the same period in 1993, due to the increased construction lending volume.

         Interest expense declined $390,000 for the quarter ended June 30, 1994, compared to the same period in 1993. Overall, the average balance of all deposits and other interest-bearing liabilities for the quarter ended June 30, 1994, increased by $4,540,000 and the average rate paid decreased by 1.66% compared to the same period in 1993. Interest expense from deposits for the quarter ended June 30, 1994, declined $30,000 compared to the same period in 1993. During the quarter ended June 30, 1994, the average balance of all deposits increased $19,800,000 and the average rate paid for all deposits declined 0.19% compared to the same period in 1993. The increase in deposits was concentrated in demand deposit accounts and certificates of deposit. Interest expense from FHLB advances for the quarter ended June 30, 1994, declined $700,000 compared to the same period in 1993. During this quarter in 1994, the average balance of FHLB advances was $32,100,000 lower than the same period of 1993. The lower balances in 1994 were the result of the Bank prepaying high interest FHLB advances in the last half of 1993. The average rate paid for FHLB advances during the quarter ended June 30, 1994 was 2.84% lower than the average rate in the same period of 1993. Interest expense from repurchase agreements and other borrowing for the quarter ended June 30, 1994, increased $330,000 compared to the same period in 1993. During this quarter in 1994, the average balance of repurchase agreements was $21,800,000 higher and the average rate the Bank paid for these funds was 4.28% lower than the average rate in the same period of 1993. During the second quarter of 1993, most of the funds borrowed by the Bank from repurchase agreements were long term, high interest funds. While these funds have been retained by the Bank, they represent a smaller portion of funds from repurchase agreements and their impact on the average interest rate is much smaller. During the three months ended June 30, 1993, the Bank recovered $115,000 previously expensed interest payments with respect to an industrial revenue bond issued in connection with a property previously owned by the Bank. The Bank sold the property during the second quarter of 1993. The recovery lowered interest expense from other borrowing for the quarter ended June 30, 1993.

         The provision for loan losses during the three months ended June 30, 1994, of $21,000 was $440,000 higher than the same period in 1993. The Bank recorded net recoveries of $422,000 during the second quarter of 1993, the result of lower non-performing asset levels and the resolution of several troubled loans during the first half of 1993.

         Other income for the quarter ended June 30, 1994, was $540,000 less than the same period of 1993. Fee income for the three months ended June 30, 1994, was $130,000 higher compared to the same period in 1993. During the quarter ended June 30, 1994, service fee income from deposits increased $71,000, service fee income from credit cards increased $31,000, and net loan servicing fee income increased $15,000 compared to the same period in 1993. Income from real estate operations for the three months ended June 30, 1994 was $81,000 higher compared to the same period in 1993. Rental income from branch offices during the three months ended June 30, 1994, was
         $22,000 lower compared to the same period in 1993. During the quarter ended June 30, 1994, the net loss from real estate acquired in settlement of loans ("REO") was $101,000 lower than the same period in 1993. The lower costs of holding REO reflects the lower level of these assets. During the quarter ended June 30, 1994, gains from sale of loans and investments was $693,000 lower than the same period in 1993. Lower prices due to higher interest rates and lower production and sales volume led to this decline. During the second quarter of 1993, the Bank sold mortgage servicing rights and recorded a gain of $350,000. Miscellaneous income for the three months ended June 30, 1994, was $54,000 lower than the same period in 1993. During the quarter ended June 30, 1994, fee income from the sale of annuity products by Olympus Financial Services, Incorporated, a subsidiary of the Bank, was $62,000 lower than the same period in 1993.

         Other expenses during the quarter ended June 30, 1994, were $115,000 lower compared to the same period in 1993. During the three months ended June 30, 1994, compensation and other employee expense was $350,000 higher than the same period in 1993. During the quarter ended June 30, 1994, the Bank accrued or paid $228,000 in severence pay for former employees and an officer of the Bank. During the second quarter of 1994, the expense for employee benefits, such as retirement fund contribution and health insurance was $74,000 higher compared to the same period in 1993. On June 30, 1994 the Corporation had 125 full time and 52 part time employees, compared to 120 full time and 42 part time employees at June 30, 1993. For the quarter ended June 30, 1994, the Bank spent $24,000 more for advertising compared to the same period in 1993. Most of the increase came in the form of television advertising. Management of the Bank intends to continue the use of television advertising. Loan and collection expense encompasses the costs of reviewing loans, foreclosure expense and the costs of collecting amounts which are owed to the Bank. During the quarter ended June 30, 1994, loan and collection expense was $97,000 lower compared to the same quarter of 1993. As of June 30, 1994, the Bank held no REO and non-performing
         assets,  principally   loan  with   payments  ninety   days  or  more
         delinquent, totalled less than $1 million. Insurance expense included the premiums the Bank pays for Federal Deposit Insurance Corporation ("FDIC") insurance on deposits. For the three months ended June 30, 1994 this premium was $160,000 higher than the same period in 1993, cheifly because during the second quarter of 1993, the Bank received a credit from the FDIC for $208,000, the final installment of the Banks' Federal Savings and Loan Insurance Corporation ("FSLIC"), secondary reserve credit. During the quarter ended June 30, 1994, the Bank recorded no provisions for the losses from REO and recovered a small amount from other accounts receivable which had previously been written off compared to losses of $322,000 and $257,000, respectively for the quarter ended June 30, 1993. The 1993 provision for loss from REO resulted from the recognition of loss in the carrying value of a hydroelectric plant which has subsequently been sold. The 1993 provision for loss from other accounts receivable was the recognition of the loss of value in two purchased mortgage service portfolios due to high rates of repayment. No similar impairment has occurred in 1994. Other operating expenses includes general legal fees, independent audit fees, tax preparation fees, as well as fees paid for other professional services which the Corporation uses. During the quarter ended June 30, 1994, other operating expenses increased $25,000 compared to the same quarter in 1993.

   Results of Operation - Six Months Ended June 30, 1994 and 1993

         Interest income declined by $501,000 and the average interst rate earned declined by 0.38% for the six months ended June 30, 1994, compared to the same period in 1993. The decline is centered mainly in real estate loans, and more precisely, commercial real estate loans. Interest income earned from real estate loans for the six months ended June 30, 1994, declined by $867,000 compared to the same period in 1993. The average balance of real estate loans outstanding during the six months ended June 30, 1994, declined by $7,400,000 compared to the same period during 1993 and the weighted average interest rate earned declined by 0.48% compared to the same period in 1993. The decline in the rate is due largely to the high repayment of loans with higher fixed rates in the commercial real estate portfolio. The Bank experienced a decline of $23,000,000 in its average balance of the commercial real estate loan portfolio during the six months ended June 30, 1994, compared to the same period during 1993. The bulk of this decline occurred in the third quarter of 1993 and continued to the first quarter of 1994. During the six months ended June 30, 1994, the average balance of the multi-family real estate loan portfolio grew $8,000,000, the construction loan portfolio grew $7,300,000, and the consumer loan portfolio, composed of short term fixed rate residential lending and home equity lines of credit, grew $5,600,000 compared to the same period in 1993. Overall, during the six months ended June 30, 1994, interest income from investments available for sale increased by $156,000 during the six months ended June 30, 1994, compared to the same period in 1993. The average balance of investments available for sale during the six months ended June 30, 1994, was $9,400,000 higher compared to the same period of 1993. During the first quarter of 1994, the Bank reclassified to investment securities $42,400,000 of mortgage backed securities previously reported as available for sale. This reclassification was the reason income from investment securities for the six months ended June 30, 1994, increased by $510,000. During the six months ended June 30, 1994, the balances of investment securities, including overnight federal funds and other short-term liquidity investments, declined $8,300,000 compared to the same period in 1993. The rate paid for these investments remains low, so management has limited investments to those required for liquidity. During the six months ended June 30, 1994, dividend income from FHLB stock declined $100,000 compared to the same period of 1993. The dividend paid by the FHLB for the six months ended June 30, 1994, was 7.60% compared to 14.77% for the same period in 1993. Management of the Bank believes the dividend paid by FHLB will remain significantly lower for the remainder of 1994 than dividends paid in 1993. The Bank collected $100,000 in delinquent interest from non real estate commercial loans during the first six months of 1994. The amount of loan origination fee amortization is determined in large part by the level of principal repayments in the loan portfolio. For the six months ended June 30, 1994, the Bank collected $49,700,000 in principal payments in the loan portfolio, compared to $69,100,000 for the same period in 1993. Amortization of construction loan fees for the six months ended June 30, 1994, increased $119,000 compared to the same period in 1993.

         Overall, interest expense declined $870,000, while the average balance of interest costing liabilities increased $10,430,000 for the six months ended June 30, 1994, compared to the same period in 1993. Interest expense for deposits for the six months ended June 30, 1994, declined $210,000 compared to the same period in 1993. During the six month ended June 30, 1994, the average balance of all deposits increased $14,300,000 and the average rate paid for all deposits declined 0.27% compared to the same period in 1993. The increase in deposits was concentrated in demand deposit accounts and certificates of deposit. Interest expense from FHLB advances for the six months ended June 30, 1994, declined $1,220,000 compared to the same period in 1993. During this period in 1994, the average balance of FHLB advances was $21,700,000 lower than the same period of 1993. The lower balances in 1994 were the result of the Bank prepaying high interest FHLB advances in the last half of 1993. The average rate paid for FHLB advances during the six months ended June 30, 1994 was 3.51% lower than the average rate paid in the same period of 1993. Interest expense from repurchase agreements and other borrowing for the six months ended June 30, 1994, increased $540,000 compared to the same period in 1993. During this period in 1994, the average balance of repurchase agreements was $33,320,000 compared to $7,480,000 during the first six months of 1993 and the average rate the Bank paid for this borrowing was 3.79% lower compared to the same period of 1993. During the six months ended June 30, 1993 most of the funds borrowed by the Bank from repurchase agreements were long-term, high interest funds. These funds have been retained by the Bank, but their impact on the weighted average interst rate is smaller. During the six months ended June 30, 1993, the Bank recovered $87,000 previously expensed interest payments with respects to an industrial revenue bond issued in connection with a property previously owned by the Bank. The Bank sold the property during the second quarter of 1993. The recovery lowered interest expense from other borrowing by $87,000 for the six months ended June 30, 1993.

         The provision for loan losses of $890,000 during the six months ended June 30, 1994, was $1,270,000 higher than the same period in 1993. The Bank recorded net recoveries of $380,000 during the first six months of 1993, the result of lower non-performing asset levels and the resolution of several troubled loans during the first half of 1993. Most of the provisions for 1994, were established for loans secured by Southern California properties in response to uncertainties caused by natural disasters and the overall weakness of the rental market for commercial space in the region.

         Other income for the six months ended June 30, 1994, was $450,000 more compared to the same period of 1993. Fee income for the six months ended June 30, 1994, was $430,000 higher compared to the same period in 1993. During the six months ended June 30, 1994, service fee income from deposits increased $120,000, service fee income from credit cards increased $80,000, and net loan servicing fee income decreased $75,000 compared to the same period in 1993. Due to prepayments of certain commercial real estate loans, the Bank collected $270,000 in prepayment fees during the first six months of 1994. Income from real estate operations for the six months ended June 30, 1994 was $815,000 higher compared to the same period in 1993. Rental income from branch offices during the six months ended June 30, 1994, was $25,000 lower compared to the same period in 1993. During the second quarter of 1994, the Bank lost a major tenant from the corporate office building in Salt Lake City. The area remains unleased. During the six months ended June 30, 1994, the net income from REO was $740,000 higher than the same period in 1993. The lower costs of holding REO reflects the lower level of these assets. During the six months ended June 30, 1994, settlements surrounding REO properties resulted in the Bank collecting $627,000 for operating these properties. During the six months ended June 30, 1994, gains from sale of loans and investments was $740,000 lower than the same period in 1993. Lower prices due to higher interest rates and lower production and sales volume led to this decline. During the second quarter of 1993, the Bank sold mortgage servicing rights and recorded a gain of $350,000. The Bank has not sold mortgage servicing rights during 1994. Miscellaneous income for the six months ended June 30, 1994, was $54,000 lower than the same period in 1993. During the six months ended June 30, 1994, fee income from the sale of annuity products by Olympus Financial Services, Incorporated, a subsidiary of the Bank, was $60,000 lower than the same period in 1993.

         Other expenses during the six months ended June 30, 1994, were $570,000 higher compared to the same period in 1993. During the six months ended June 30, 1994, compensation and other employee expense was $620,000 higher than the same period in 1993. During the six months ended June 30, 1994, the Bank accrued or paid $228,000 in severence pay for former employees and an officer of the Bank. Bonus payments during the first six months of 1994 were $90,000 higher than the same period in 1993. During the first six months of 1994, the expense for employee benefits, such as retirement fund contribution and health insurance was $110,000 higher compared to the same period in 1993. For the six months ended June 30, 1994, the Bank spent $30,000 more for advertising compared to the same period in 1993. Most of the increase came in the form of television advertising. Management of the Bank intends to continue the use of television advertising. During the six months ended June 30, 1994, loan and collection expense was $220,000 lower compared to the same quarter of 1993. As of June 30, 1994, the Bank held no REO and non-performing assets totalled less than $1 million. For the six months ended June 30, 1994, the FDIC insurance premium was $320,000 higher than the same period in 1993, cheifly because during the first six months of 1993, the Bank received a credit from the FDIC for $516,000, the final installment of the Banks' FSLIC secondary reserve credit. During the six months ended June 30, 1994, the Bank recorded $54,000 provisions for the losses from REO and recovered a small amount from other accounts receivable which had previously been written off. The provision for other accounts receivable for the first six months of 1993 included a recovery of $120,000. During the six months ended June 30, 1994, other operating expenses increased $230,000 compared to the same quarter in 1993. During the six months ended June 30, 1994, the Corporation spent $130,000 more for legal services than during the same period of 1993. Much of the increase was to review strategic alternatives in connection with an expression of interest to acquire the Corporation.


   FINANCIAL CONDITION


         Total consolidated assets at June 30, 1994, were $393,983,000 a decrease of $20,186,000 from $414,169,000 at December 31, 1993.
         Principal repayments both scheduled and unscheduled from mortgage backed securities as well as the real estate loan portfolio, are the primary reason for this decrease. The proceeds from loan payoffs and increased deposits were used to pay advances from the FHLB and other borrowing sources.

         Investment  securities  increased $40,673,000  during  the  first six months of 1994, while investments available for sale decreased $52,219,000 as the result of a reclassification of securities from investments available for sale to investments held to maturity. The Bank charged the carrying value of the investment $462,000, with an offsetting entry to stockholders' equity for the difference between the carrying value and the fair value at the date of reclassification. The Bank amortized $31,000 of this unrealized holding loss reported in equity during the six months of 1994, to offset the effect on interest income of the amortization of the discount created by this reclassification. The reclassified securities included fixed rate, fifteen year original maturity mortgage backed securities ("MBS"), MBS collaterized by loans with five and seven year balloon payments and a MBS pledged as collateral for a long term letter of credit issued by the Bank. In reassessing the classification of these assets management concluded they bear many of the same characteristics as mortgage loans currently being originated for the Corporation's portfolio. At June 30, 1994, the market value of investments available for sale was $1,572,000 lower than the carrying value of these securities. This unrealized loss is reported as a separate component of stockholders equity.

         Loan receivables declined by $7,684,000, from December 31, 1993 to June 30, 1994, with commercial real estate loans declining the most decreasing by $14,920,000. During the first quarter of 1994, a large commercial real estate loan borrower prepaid approximately $11,000,000 of commercial real estate loans. During the six months ended June 30, 1994, the Bank originated real estate loans totalling $4,100,000 to facilitate the sale of REO. Excluding the commercial real estate portfolio, the balances of the remaining real estate loan portfolios increased $8,027,000. During the six months ended June 30, 1994, non real estate commercial loans increased by $180,000. Also during this period, the Bank received a pay off of a commercial loan receivable of $1,130,000 previously reported as a non-performing asset. Financing of this loan is included in the total loans to facilitate the sale of REO. During the first six months of 1994, the Bank provided financing funded for the sale of a hydro electric plant previously reported as real estate acquired in settlement of loans. The increase in provisions for loan loss of $890,000 is in response to commercial real estate conditions in California. Other assets and deferred charges increased $2,099,000 due mainly to the acquisition of mortgage servicing portfolios for $1,860,000. On December 31, 1993, the Bank was closed for New Years holiday. Although the Bank was closed, the Federal Reserve System was open. The Federal Reserve System posted credits to the Bank on December 31, 1993 which the Bank then posted to depositors' accounts January 3, 1994. These unposted credits which totalled $500,000 at December 31, 1993, are reported as other assets and deferred charges.

         Total deposits increased $5,830,000 from December 31, 1993 to June 30, 1994. Most of this increase was in the form of time deposits. The proceeds from these deposits and from collections from loans were used to pay off maturing advances from the FHLB and obligations arising from securities sold under agreements to repurchase. The Bank currently borrows only short term funds from the FHLB. Other liabilities and accrued expense includes deposits for borrowers' taxes and insurance, interest accrued but unpaid on deposits, and other expenses which are accrued but unpaid, and unposted mortgage payments. Deposits for borrowers' taxes and insurance increased $1,120,000 during the fist six months of 1994 while unposted payments and accrued interest decreased $1,000,000.

   LIQUIDITY AND CAPITAL RESOURCES


         Regulations of the Office of Thrift Supervision ("OTS"), require the Bank to maintain specified levels of liquid assets, generally defined as cash and marketable securities which are quickly convertible into cash. Such assets must equal at least 5% of the daily average balance of total withdrawable savings and short-term borrowings (liquidity base). As of March 31, 1994, the Bank's average liquid assets were approximately $22,320,000 or 6.4% of its liquidity base.

         The Bank had loan commitments of approximately $35,384,000 as of June 30, 1994. In addition, management has determined to increase funding for single-family construction loans and existing multi-family properties. It is expected that these commitments will be funded primarily from loan sales, together with cash from maturities and monthly payments received from the existing portfolio of loans and MBS.

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

         The following is a summary of the Bank's regulatory capital at June 30, 1994.

                            Requirement                          Actual                          Amount Exceeding
                              Capital        Ratio              Capital        Ratio              Requirements

    Tangible         $       5,910,000       1.50 %    $      33,442,000        8.49%     $         27,532,000
    Core                    11,820,000       3.00             33,442,000        8.49                21,622,000
    Risk-Based              18,625,000       8.00             36,380,000       15.63                17,755,000

   NON-PERFORMING ASSETS


         Non-performing assets totaled $974,000 at June 30, 1994, compared with $5,297,000 at December 31, 1993. The balance of REO, $3,055,000 at December 31,1993, had been sold at June 30, 1994. The sales were financed in part by loans provided by the Bank. The major non-performing loan at June 30, 1994, was a commercial real estate loan located in southern California.

              OLYMPUS CAPITAL CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


   Item 1.     Legal Proceedings.


               Richard   Madsen  vs.  Prudential  Federal   Savings  and  Loan
               Association, Third Judicial District Court of Salt Lake County, State of Utah, Civil No. 226073, filed February, 1975.

               One June 20, 1994, the trial court appointed a special master who will identify the class members and compute damages. Also on June 20, 1994, the trial court ordered the Bank to pay the cost of the master. The Bank has filed petition for interlocutory appeal to the Supreme Court challenging the trial court's order requiring the Bank to pay the costs of the master.

               The amount of the damages that may be awarded against the Bank cannot be determined at this time. Appeal must await the trial court's determination of class issues.


   Item 2.     Changes in Securities.


               None


   Item 3.     Defaults Upon Senior Securities.


               None


   Item 4.     Submission of Matters to a Vote of Security Holders.


               Not Applicable


   Item 5.     Other Information.


               None



   Item 6.     Exhibits and Reports on form 8-K

               (a)   Exhibits
                     None

               (b)   Reports on form 8-K
                     On or about August 1, 1994, the Corporation filed a Current Report on Form 8-K reporting that on July 22, 1994, and the Bank signed an Agreement for Merger (the "Agreement") with Washington Mutual and its subsidiary Washington Mutual Federal Savings Bank. Pursuant to the Agreement and upon satisfaction of certain conditions, the Corporation will be merged in 1995 into Washington Mutual and each share of the Corporation's common stock will be exchanged for $15.50 worth of Washington Mutual common stock, based on the average closing price for the ten trading days immediatley preceding the third trading day before the effective date. However, if the average price of Washington Mutual common stock falls below $18.00, Washington Mutual may elect to purchase up to 49% of the Corporation's stock with cash. The total purchase price is anticipated to be approximately $52.1 million. For information regarding the terms of the proposed transaction, reference is made to the Agreement and the Corporation's press release dated July 25, 1994, which were attached thereto as Exhibits 2.1 and 99.1, respectively, and incorporated herein by reference.

                     The Corporation has also entered into a Stock Option Agreement with Washington Mutual pursuant to which it has issued a stock option to Washington Mutual for the purchase of up to approximately 9.9% of the Corporation's common stock under certain conditions. For information regarding the terms of the stock option, reference is made to the Stock Option Agreement dated July 22, 1994, which is attached thereto as exhibit 2.2 and incorporated herein by reference.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           OLYMPUS CAPITAL CORPORATION


   Date August 15, 1994                      By:

                                             Brad Foley, Vice President/
                                             Chief Accounting Officer



   Date August 15, 1994                      By:

                                             R. Gibb Marsh, President