Form 10-Q
period 1994-09-30
OLYMPUS CAPITAL CORP /UT/
filed 1994-11-15
CIK 707706

FORM 10-Q
  SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549
  (Mark One)

  [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended  September 30, 1994
  OR
  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
  For the transition period from                   to

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

  3,117,239 shares of $1.00 par value common stock of the registrant were outstanding as of November 14, 1994.

  OLYMPUS CAPITAL CORPORATION AND SUBSIDIARIES

  INDEX


   PART I - FINANCIAL INFORMATION:


   Item 1.  Financial Statements


         Consolidated Condensed Statements of Financial
          Condition - September 30, 1994, and December 31, 1993

         Consolidated Condensed Statements of Operations -
          Three and Nine Month Periods ended September 30, 1994 and 1993


         Consolidated Condensed Statements of Cash Flows -
          Nine Month Periods ended September 30, 1994, 1993


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


   Item 3.     Defaults Upon Senior Securities


   Item 4.     Submission of Matters to a Vote of Security
               Holders


   Item 5.     Other Information

   Item 6.     Exhibits and Reports on Form 8-K

   Signatures

   OLYMPUS CAPITAL CORPORATION AND SUBSIDIARIES
   CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
   (Unaudited)
                                                                                September 30,      December 31,
                                                                                   1994               1993

   ASSETS
   Cash on hand and in banks                                               $       9,188,340   $       8,323,332
   Federal funds sold                                                                380,415              81,099
              Total cash and cash equivalents                                      9,568,755           8,404,431

   Investments available for sale (amortized cost of $79,051,561
       in 1994 and $132,302,225 in 1993)                                          76,380,344         132,195,692

   Investment securities (fair value $49,645,739 in 1994 and
       $12,711,849 in 1993)                                                       52,602,832          12,712,941
   Loan receivables, net

       Real estate loans                                                         230,170,564         233,316,431
       Real estate loans held for sale                                               423,308           6,469,655
       Commercial loans                                                            8,556,359           7,091,863
       Other loan receivables                                                      2,528,449           2,238,761
       Less unamortized loan fees                                                 (1,075,097)         (1,036,824)
       Less allowance for losses                                                  (6,668,306)         (5,610,010)
              Total loan receivables                                             233,935,277         242,469,876

   Accrued interest receivable (less allowance for uncollectible
       interest of $53,545 in 1994 and $99,499 in 1993)                            2,217,043           2,232,629
   Real estate acquired in settlement of loans, net                                   32,048           3,054,916
   Premises and equipment, net                                                     6,982,122           7,333,637
   Other assets and deferred charges                                              10,602,015           5,765,291

   TOTAL ASSETS                                                            $     392,320,436   $     414,169,413

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits                                                                $     311,242,265   $     294,560,648
   Advances from Federal Home Loan Bank                                           25,326,623          36,649,913
   Securities sold under agreements to repurchase
       (including accrued interest payable)                                       16,636,161          44,996,245
   Other liabilities and accrued expense                                           5,350,280           4,599,067
              Total liabilities                                                  358,555,329         380,805,873

   Stockholders' equity
       Common stock - $1 par value, 10,000,000 shares authorized; shares
       issued and outstanding 3,112,239 in 1994 and 3,099,639 in 1993              3,112,239           3,099,639
       Paid-in capital                                                             1,942,130           1,894,005

       Retained earnings - substantially restricted                               31,798,604          28,476,429
       Net unrealized loss on investments available for sale                      (3,087,866)           (106,533)
              Total stockholders' equity                                          33,765,107          33,363,540

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $     392,320,436   $     414,169,413

   See notes to consolidated condensed financial statements.

    OLYMPUS CAPITAL CORPORATION AND SUBSIDIARIES
    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
    (Unaudited)

                                                      Three Months Ended                Nine Months Ended
                                                 September 30,  September 30,    September 30,  September 30,
                                                      1994          1993             1994            1993

    INTEREST INCOME:
         Real estate loans                         $ 4,706,696   $  4,670,657     $ 13,727,527   $ 14,558,608
         Investments available for sale              1,072,163      1,304,658        3,706,952      3,783,323

         Investment securities                         697,652        131,657        1,447,771        559,115
         Equity securities                              61,767        112,778          210,332        364,803
         Commercial loans                              195,852        145,559          538,263        463,343
         Other loans and contracts                      51,691         45,421          142,440        142,816

         Loan origination fees                         228,947        168,183          719,728        686,215
                   Total                             7,014,768      6,578,913       20,493,013     20,558,223
    INTEREST EXPENSE:

         Deposits                                    2,839,283      2,786,855        8,207,362      8,361,774
         Advances from Federal Home Loan Bank          301,253        686,911          776,145      2,386,915
         Securities sold under agreements to
            repurchase and other borrowings            359,357        137,591        1,143,699        383,126

                   Total                             3,499,893      3,611,357       10,127,206     11,131,815
    NET INTEREST INCOME                              3,514,875      2,967,556       10,365,807      9,426,408
    Provision for loan losses                          136,517       (459,443)       1,026,332       (843,542)

    NET INTEREST INCOME AFTER PROVISION
         FOR LOAN LOSSES                             3,378,358      3,426,999        9,339,475     10,269,950

    OTHER INCOME:
         Fees                                          615,283        366,885        1,764,263      1,090,501
         Income (loss) from real estate operations     166,891         11,908          788,244      (182,471)
         Gain on sale of loans and investments          38,066      1,190,644          278,908      2,169,198

         Miscellaneous                                  46,774        165,546          172,723        344,249
                   Total                               867,014      1,734,983        3,004,138      3,421,477
    OTHER EXPENSES:

         Compensation and other employee expense     1,344,164      1,481,721        4,493,449      4,009,385
         Occupancy                                     549,530        568,406        1,654,530      1,616,969
         Advertising                                   113,992        100,736          279,138        296,515

         Loan and collection expense                     9,846         46,079           21,417        274,930
         Insurance expense                             222,477        257,512          706,147        427,295
         Provision for losses:
            Real estate acquired in settlement
             of loans                                    3,561        514,112           57,561        836,052
            Other accounts receivable                                 (75,447)           (200)         61,059
         Other operating expenses                      721,237        464,821        1,809,394      1,326,303

                   Total                             2,964,807      3,357,940        9,021,436      8,848,508
    INCOME BEFORE EXTRAORDINARY ITEM
     AND CUMULATIVE EFFECT OF A CHANGE IN
     ACCOUNTING PRINCIPLE                            1,280,565      1,804,042        3,322,177      4,842,919
    EXTRAORDINARY ITEM-DEBT PREPAYMENT
     PENALTY                                                         (322,807)                      (322,807)

    CUMULATIVE EFFECT OF A CHANGE IN
     ACCOUNTING PRINCIPLE                                                                             337,813

    NET INCOME                                     $ 1,280,565   $  1,481,235     $  3,322,177   $  4,857,925

    OLYMPUS CAPITAL CORPORATION AND SUBSIDIARIES
    CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
    (Unaudited)

                                                          Three Months Ended                      Nine Months Ended
                                                    September 30,      September 30,       September 30,      September 30,
                                                        1994               1993                1994               1993
    EARNINGS PER SHARE
         PRIMARY
            Income per share of common stock
               before extraordinary item and
               cumulative effect of a change in
               accounting principle                 $      0.39        $       0.56        $       1.02       $       1.51
            Extraordinary item                                                (0.10)                                 (0.10)
            Cumulative effect of a change in
               accounting principle                                                                                   0.10

            Earnings per share of common stock      $      0.39        $       0.46        $       1.02       $       1.51


         FULLY DILUTED
            Income per share of common stock
             before extraordinary item and
             cumulative effect of a change in
             accounting principle                   $      0.39        $       0.56        $       1.02       $       1.49
            Extraordinary item                                                (0.10)                                 (0.10)

            Cumulative effect of a change in
               accounting principle                                                                                   0.11

            Earnings per share of common stock      $      0.39        $       0.46        $       1.02       $       1.50

    See notes to consolidated condensed financial statements.

   OLYMPUS CAPITAL CORPORATION AND SUBSIDIARIES
   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
   (Unaudited)
                                                                                     Nine Months Ended
                                                                            September 30, 1994  September 30, 1993

   CASH FLOWS FROM OPERATING ACTIVITIES:
      Interest received                                                   $       19,716,181   $       19,863,347
      Fees and commissions received                                                3,469,565            2,212,020
      Income (loss) from real estate operations                                      788,244             (182,471)
      Loans originated or purchased for resale                                   (16,246,299)         (43,663,135)
      Proceeds from sale of loans originated or purchased for resale              22,436,698           45,520,515
      Miscellaneous income received                                                  143,199              374,412
      Interest paid                                                              (10,319,030)         (11,890,782)
      Cash paid for services to suppliers and employees                           (6,572,780)           5,988,511)

      Cash paid for other expenses                                                (1,749,191)            (740,937)
           Net cash provided by operating activities                              11,666,587            5,504,458


   CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from maturity of investment securities                                550,000           10,450,000
      Proceeds from sale of investment securities                                                       6,952,437
      Purchase of investment securities                                             (686,161)         (16,661,900)
      Principal collected on investment securities                                 1,968,687              354,791
      Proceeds from sale of investments available for sale                                            132,832,787
      Purchase of investments available for sale                                                     (152,621,255)

      Principal collected on investments available for sale                       11,163,887            6,637,022
      Principal collected on loans                                                68,075,010          114,386,679
      Proceeds from sale of loans                                                                         880,825
      Loans originated or purchased                                              (63,672,374)        (118,224,584)

      Proceeds from sale of real estate                                               49,068            6,978,436
      Capital expenditures for premises and equipment                               (153,949)          (2,131,115)
      Purchases of other assets                                                   (5,683,766)          (1,183,355)
           Net cash provided by (used in) investing activities                    11,610,402          (11,349,232)

   CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in deposits                                                    16,681,617            3,048,785
      Proceeds from advances from Federal Home Loan Bank                         143,600,000           84,758,200
      Principal repayment on advances from Federal Home Loan Bank               (154,923,290)         (79,105,650)
      Net proceeds (repayment) of securities sold under
         agreement to repurchase                                                 (28,179,007)           2,269,027
      Proceeds from (repayment of) other borrowings                                  647,290           (7,678,028)
      Proceeds from issuance of common stock                                          60,725               85,025
           Net cash provided by (used in) financing activities                   (22,112,665)           3,377,359

   NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                                  1,164,324           (2,467,415)

   CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  8,404,431           12,076,564

   CASH AND CASH EQUIVALENTS AT END OF YEAR                               $        9,568,755   $        9,609,149

   SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
      AND FINANCING ACTIVITIES

      Loans transferred to real estate acquired in
      settlement of loans                                                 $        1,165,609   $        4,176,881

      Loan originations to facilitate the sale of real estate
      acquired in settlement of loans                                     $        4,100,000             None

      Securities transferred to investment securities from investments available for sale (net of $462,185 unrealized loss included in
         stockholder's equity in 1994)                                    $       42,401,856             None

   See notes to consolidated condensed financial statements

  OLYMPUS CAPITAL CORPORATION AND SUBSIDIARIES

  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In management's opinion, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial condition of Olympus Capital Corporation (the "Corporation") and subsidiaries as of September 30, 1994, and December 31, 1993, and the results of operations for the three and nine month periods ended September 30, 1994, and 1993 and the cash flows for the nine-month periods ended September 30, 1994 and 1993.

2. The results of operations for the nine-month period ended September 30, 1994, are not necessarily indicative of the results to be expected for the full year.

3.    Refer  to  Part  II,  Item  1  of  this  report  for   a  discussion  of
  contingencies which may affect the Corporation.

4. For the quarters ended September 30, 1994, and 1993, no income tax expense was recorded due to net operating loss carry forwards.

5.    The Corporation  adopted  Statement  of Financial  Accounting  Standards
  (SFAS) No. 109, "Accounting for Income Taxes," effective January 1, 1993. The cumulative effect of adopting SFAS No. 109 on the Corporation's financial statements was to increase income by $338,000 ($.10 per share) for the nine month period ended September 30, 1993.

  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carry forwards. Net deferred tax assets of approximately $4,000,000 as of September 30, 1994, were offset by a corresponding valuation allowance.

6. Investments Available for Sale - Effective December 31, 1993, the Corporation adopted provisions of Statement of Financial Accounting Standards No. 115. "Accounting for Certain Investments in Debt and Equity Securities" (Statement No. 115). Pursuant to Statement No. 115,
  investments available for sale are recorded at fair value, with net unrealized gains or losses excluded from income and reported as separate component of stockholders' equity. Gains or losses on investments available for sale are determined on the specific identification method and are included in income when realized. Investments available for sale include securities for which the Corporation has entered into a commitment to sell the securities as well as securities to be held for indefinite periods of time that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, prepayment risk, or other factors. Prior to the adoption of Statement No. 115, investments available for sale were carried at the lower of aggregate cost or market with unrealized losses reported in the statement of operations. Gross unrealized gains and losses on investments available for sale at September 30, 1994, were $1,000 and $2,672,000, respectively.

7. Investment Securities - Investment securities are carried at amortized cost, based on management's intent and ability to hold such securities to maturity. Discounts are accreted or premiums amortized using the interest method over the life of the security. Gains or losses on sales of securities are determined based on the specific identification method. Gross unrealized gains and losses on investment securities at September 30, 1994, were $20,000 and $2,977,000, respectively.

8. On July 22, 1994, the Corporation and Olympus Bank, AFSB (the "Bank"), signed an Agreement for Merger (the Agreement ) with Washington Mutual Savings Bank ( WMSB ) and its subsidiary Washington Mutual Federal Savings Bank. Pursuant to the Agreement and upon satisfaction of certain conditions, the Corporation will be merged in 1995 into WMSB and each share of the Corporation s common stock will be exchanged for $15.50 worth of WMSB common stock, based on the average closing price for the ten trading days immediately preceding the third trading day before the effective date. However, if the average price of WMSB common stock falls below $18.00, WMSB may elect to purchase up to 49% of the Corporation s common stock with cash. The total purchase price is anticipated to be approximately $52.1 million. There can be no assurance that such purchase or merger will occur. Pending the merger or termination of the agreements the Corporation has agreed to certain restrictions on its and the Bank s operations. The Corporation has also entered into a Stock Option Agreement with WMSB pursuant to which it has issued a stock option to WMSB for purchase of up to approximately 9.9% of the Corporation s common stock under certain conditions.

  OLYMPUS CAPITAL CORPORATION AND SUBSIDIARIES

  Item 2.   Management s Discussion  and  Analysis of  Financial  Condition  and
             Results of Operations

  The following discussion and analysis covers significant changes in the results of operations of the Corporation and its subsidiaries for the three and nine month periods ended September 30, 1994, as compared to the same periods in 1993 and significant changes in the financial condition of the Corporation and its subsidiaries since December 31, 1993 and should be read in conjunction with the consolidated condensed financial statements and related notes.

  On July 22, 1994, the Corporation and Olympus Bank, AFSB (the "Bank"), signed an Agreement for Merger (the Agreement ) with Washington Mutual Savings Bank ( WMSB ) and its subsidiary Washington Mutual Federal Savings Bank. Pursuant to the Agreement and upon satisfaction of certain conditions, the Corporation will be merged in 1995 into WMSB and each share of the Corporation s common stock will be exchanged for $15.50 worth of WMSB common stock, based on the average closing price for the ten trading days immediately preceding the third trading day before the effective date. However, if the average price of WMSB common stock falls below $18.00, WMSB may elect to purchase up to 49% of the Corporation s common stock with cash. The total purchase price is anticipated to be approximately $52.1 million. There can be no assurance that such purchase or merger will occur. Pending the merger or termination of the agreements the Corporation has agreed to certain restrictions on its and the Bank s operations. The Corporation has also entered into a Stock Option Agreement with WMSB pursuant to which it has issued a stock option to WMSB for purchase of up to approximately 9.9% of the Corporation s common stock under certain conditions.

  RESULTS OF OPERATIONS

       The following table highlights results of operations and earnings per share for the three and nine month periods ended September 30, 1994, compared to the same periods in 1993.

                                       Three Months Ended                       Nine Months Ended
                                          September 30,                            September 30,
                                       1994             1993               1994                   1993
   Net interest income             $ 3,514,875      $ 2,967,556       $ 10,365,807            $ 9,426,408
   Provisions for loan losses          136,517         (459,443)         1,026,332               (843,542)
   Other income                        867,014        1,734,983          3,004,138              3,421,477
   Other expense                     2,964,807        3,357,940          9,021,436              8,848,508
   Net income                        1,280,565        1,481,235          3,322,177              4,857,925
   Primary earnings per share             0.39             0.46               1.02                   1.51
   Fully diluted earnings
     per share                            0.39             0.46               1.02                   1.50

   A significant component of the Corporation s income is net interest income. Net interest income is the difference between interest earned on loans, investments and other interest-earning assets ( interest income ) and interest paid on deposits and other interest-bearing liabilities ( interest expense ). Net interest margin, expressed as a percentage, is net interest
  income divided  by  average interest-earning  assets.   Changes in  interest
  rates, the volume and the mix of interest-earning assets and interest-bearing liabilities and the levels of non-performing assets affect net
  interest income  and  net  interest margin.    Net interest  spread  is  the
  difference between the yield on interest-earning assets and the percentage cost of interest-bearing liabilities.

  The following table highlights net interest income for the three and nine month periods ended September 30, 1994, compared to the same periods in 1993.

                                          Three Months Ended                        Nine Months Ended
                                              September 30,                            September 30,
                                       1994                    1993              1994                 1993
   Interest income                 $ 7,014,768            $ 6,578,913       $ 20,493,013         $ 20,558,223
   Interest expense                  3,499,893              3,611,357         10,127,206           11,131,815
   Net interest income               3,514,875              2,967,556         10,365,807            9,426,408
   Total interest income /
    average interest earning assets       7.26%                  7.15%              7.09%                7.42%
   Total interest expense /
      average costing liabilities         3.89                   4.18               3.77                 4.29
   Net interest spread                    3.37                   2.97               3.32                 3.13
   Net interest margin                    3.66                   3.25               3.58                 3.39

  Results of Operations - Three Months Ended September 30, 1994 and 1993

  Interest income increased $436,000 for the quarter ended September 30, 1994, compared to the same period in 1993. Interest income earned from real estate loans for the third quarter of 1994 as compared to 1993 increased a nominal $36,000. During the third quarter of 1994 the average balance of the loan portfolio increased $2,770,000 over the third quarter of 1993. This increase was primarily the result of increased lending for single family home construction and lending on established multi-family dwelling properties combined with slower prepayments on mortgage loans due to higher interest rates available for refinancing. Construction loans increased in average balance for the third quarter of 1994 as compared to 1993 by $7,884,000, while multi-family loans increased for the same period over period comparison by $5,772,000. Permanent loans on single family properties increased $5,988,000 as more adjustable rate and short term loans were made for portfolio. Real estate portfolio decreases in average balance for the quarter to quarter comparison were principally in commercial real estate loans which decreased $16,264,000, the result of loans paid off by borrowers with more attractive financing alternatives. The weighted average interest rate earned on the portfolio decreased 0.04% from third quarter 1994 as compared to 1993.

  Interest income from investments available for sale declined by $232,000 during the quarter ended September 30, 1994 compared to the same period in 1993. The average balance of investments available for sale during the third quarter of 1994 as compared to the same period in 1993 declined by $25,517,000. The decline in average balance of investments available for sale is largely due to the reclassification of a portion of the mortgage backed securities to investment securities which are held to maturity. As previously disclosed, certain mortgage backed securities were reclassified as investment securities held to maturity because of characteristics similar to loans being originated and held in the portfolio of the Bank. The average interest rate earned on investments available for sale during the third quarter of 1994 was 5.37% as compared to 4.95% for the same quarter in 1993. This is a direct result of the adjustable rate nature of many of the securities in the portfolio. As a result of the reclassification of mortgage backed securities mentioned above, the average balance for investment securities held to maturity increased by approximately $40,000,000 which accounts for an increase in interest income earned on this portfolio of $566,000 for the third quarter of 1994 as compared to the same quarter in 1993. In addition to the increase in the average balance, the interest rate earned on this portfolio increased to 4.75% in the 1994 quarter as compared to 4.10% in 1993. For the quarter ended September 30, 1994, dividend income from the Federal Home Loan Bank of Seattle ("FHLB") stock declined $51,000 compared to the same period of 1993. The dividend paid by the FHLB for the third quarter of 1994 was 6.00% as compared to 12.30% for the same period in 1993. Management of the Bank believes the dividend paid by the FHLB will remain significantly lower for the remainder of 1994 as compared to the dividends paid in 1993. Interest income on commercial loans (principally loans made to small and medium size business) increased $50,000 in the quarter ended September 30, 1994 as compared to the same period in 1993. This is a result of both an increase in the average balance of the portfolio of $766,000, primarily in lines of credit, and an increase in the average interest rate earned of 1.70% for the third quarter of 1994 as compared to the same period in 1993. This increase in the interest rate earned can be attributed to the adjustable interest rates of the portfolio combined with the general increase in interest rates as well as a decrease in the level of non-performing loans. Loan origination fees for the quarter ended September 30, 1994 increased $61,000 as compared to the same period in 1993 primarily due to the increase in construction lending.

  Interest expense declined $111,000 for the quarter ended September 30, 1994, compared to the same period in 1993. Overall, the average balance of all deposits and other interest-bearing liabilities for the quarter ended September 30, 1994, increased by $14,557,000 and the average interest rate paid decreased by .30% as compared to the same period in 1993. Interest expense on deposits for the quarter ended September 30, 1994, increased
  $52,000 compared to the same period in 1993. During the quarter ended September 30, 1994, the average balance of all deposits increased
  $16,622,000 and the average rate paid for all deposits declined 0.07% compared to the same period in 1993. The average balance increase in deposits was concentrated in demand deposit accounts and long term certificates of deposit. Interest expense from FHLB advances for the quarter ended September 30, 1994, declined $386,000 compared to the same period in 1993. During the third quarter in 1994, the average balance of FHLB advances was $20,241,000 lower than the same period of 1993. The lower average balance in 1994 was the result of the Bank prepaying high interest FHLB advances in the last half of 1993. The average interest rate paid on FHLB advances during the quarter ended September 30, 1994 was 1.32% lower than the average interest rate for the same period of 1993. Interest expense from repurchase agreements and other borrowing for the quarter ended September 30, 1994, increased $222,000 compared to the same period in 1993. During this quarter in 1994, the average balance of repurchase agreements was $18,240,000 higher and the average interest rate the Bank paid for these funds was 0.30% lower than the average interest rate in the same period of 1993. The increase in the repurchase agreement funds occurred primarily during the fourth quarter of 1994 and the funds were used to purchase mortgage backed securities.

  The provision for loan losses during the three months ended September 30, 1994, was $137,000 as compared to a recovery of $459,000 for the same period in 1993. The provision for loan losses in the third quarter of 1994 was to reserve against delinquent property taxes on a loan which although current as to principal and interest, is classified according to Office of Thrift Supervision regulations.

  Other income for the quarter ended September 30, 1994 was $868,000 less than the same period of 1993. The decline in other income for the third quarter of 1994 as compared to the same quarter of 1993 is due to a decrease in gain on sale of loans and investments of $1,153,000. During the third quarter of 1993, the Bank sold mortgage backed securities and recognized a gain of $901,000. The sale of the securities and the resulting gain recognition was done in part to offset effects of penalties in connection with prepaying high interest FHLB advances. During the fourth quarter of 1993, mortgage backed securities were purchased to replace those sold during the third quarter. No such security sales occurred during the third quarter of 1994. The decline in gain on sale of loans was partially offset by an increase in fee income. Fee income increased $248,000 for the quarter ended September 30, 1994 as compared to the same period in 1993. The increase was primarily a result of an increase in loan servicing fees on a larger balances of the loans serviced for others portfolio and an increase in fee income from deposits, primarily demand deposit accounts. Income from real estate operations for the three months ended September 30, 1994 was $155,000 higher as compared to the same period in 1993. This increase was attributed primarily to the recovery of property taxes accrued for real estate acquired in the settlement of loans ("REO"). Due to the significant decline in REO, the remaining property taxes accrued for such REO is not needed. Miscellaneous income for the three months ended September 30, 1994 was $119,000 lower than the same period in 1993. During the quarter ended September 30, 1994, fee income from the sale of annuity products by Olympus Financial Services, Incorporated, a subsidiary of the Bank, was $134,000 less than the same period in 1993.

  Other expenses during the quarter ended September 30, 1994, were $393,000 lower compared to the same period in 1993. During the three months ended September 30, 1994, compensation and other employee expense was $138,000 less than the same period in 1993, primarily as a result in a reduction of five full time employees and lower commissions to loan officers. Loan and collection expense encompasses the costs of reviewing loans, foreclosure expense and the costs of collecting amounts which are owed to the Bank. During the quarter ended September 30, 1994, loan and collection expense was $36,000 lower compared to the same quarter of 1993. As of September 30, 1994, the Bank's non-performing assets, principally loans with payments ninety days or more delinquent, totalled less than $1 million. Insurance expense included the premiums the Bank pays for Federal Deposit Insurance Corporation ("FDIC") insurance on deposits. For the three months ended September 30, 1994 this premium was $19,000 lower than the same period in 1993, primarily as a result of a lower premium assessment from the FDIC. During the quarter ended September 30, 1994, the Bank recorded a small provision for the losses from REO as compared to provision for losses of $439,000 in the quarter ended September 30, 1993. The 1993 provision for loss from REO was largely the result of writing down the carrying value of an office complex in Idaho which has subsequently been sold. Other operating expenses include legal and other professional services which the Corporation and its subsidiaries use. During the quarter ended September 30, 1994, other operating expenses increased $256,000 as compared to the same quarter in 1993 primarily due to costs associated with the pending merger with WMSB.

  Results of Operation - Nine Months Ended September 30, 1994 and 1993

  Interest income declined by $65,000 and the average interest rate earned declined by 0.33% for the nine months ended September 30, 1994, compared to the same period in 1993. The decline is primarily in interest income earned on commercial real estate loans. Interest income earned from real estate loans for the nine months ended September 30, 1994, declined by $831,000 compared to the same period in 1993. The average balance of real estate loans outstanding during the nine months ended September 30, 1994, declined by $3,969,000 compared to the same period during 1993, and the weighted average interest rate earned declined by 0.34% compared to the same period in 1993. The decline in the interest rate is due largely to the repayment of loans with higher fixed interest rates in the commercial real estate portfolio. The Bank experienced a decline of $20,876,000 in the average balance of the commercial real estate loan portfolio during the nine months ended September 30, 1994, compared to the same period during 1993. The bulk of this decline occurred in the third quarter of 1993 and continued to the first quarter of 1994. During the nine months ended September 30, 1994, the average balance of the multi-family real estate loan portfolio grew $7,224,000, the construction loan portfolio grew $7,508,000, and the consumer loan portfolio, composed of short term fixed rate residential loans and home equity lines of credit, grew $5,596,000 compared to the same period in 1993.

  During the nine months ended September 30, 1994, interest income from investments available for sale decreased by $76,000 compared to the same period in 1993. This decline was primarily the result of a decrease in the average balance of investments available for sale of $2,358,000 for the nine months ended September 30, 1994, compared to the same period in 1993.

  During the first quarter of 1994, the Bank reclassified to investment securities approximately $40,000,000 of mortgage backed securities previously reported as available for sale. This reclassification was the principal reason income from investment securities for the nine months ended September 30, 1994, increased by $889,000. During the nine months ended September 30, 1994, the average balances of investment securities for the period, increased $22,721,000 compared to the same period in 1993. The interest rate earned on these investments for the nine months ended September 30, 1994, was 4.48% compared to 4.62% for the same period in 1993. During the nine months ended September 30, 1994, dividend income from FHLB stock declined $155,000 compared to the same period of 1993. The dividend paid by the FHLB for the nine months ended September 30, 1994, was 7.00% compared to 13.90% for the same period in 1993. Management of the Bank believes the dividend paid by FHLB will remain significantly lower for the remainder of 1994 compared to dividends paid in 1993.

  Interest income on commercial loans increased $75,000 for the nine months ended September 30, 1994 as compared to the same period in 1993. This is primarily the result of an increase of 1.70% in the interest rate earned on this portfolio for the nine month period of 1994 as compared to 1993. Most interest  rates on  the loans  in  this portfolio  are adjustable  and  have adjusted higher as interest rates in general have increased. Loan origination fees for the nine months ended September 30, 1994 increased $34,000 over the same period in 1993 largely attributable to the increase in construction lending experienced in 1994.

  Interest expense declined $1,005,000, while the average balance of interest costing liabilities increased $11,822,000 for the nine months ended September 30, 1994, compared to the same period in 1993. Interest expense for deposits for the nine months ended September 30, 1994, declined $154,000 compared to the same period in 1993. During the nine months ended September 30, 1994, the average balance of all deposits increased $15,059,000 and the average interest rate paid for all deposits declined 0.21% compared to the same period in 1993. The increase in the average balance of deposits was concentrated in demand deposit accounts and long term certificates of deposit. Interest expense from FHLB advances for the nine months ended September 30, 1994, declined $1,611,000 compared to the same period in 1993. During the period in 1994, the average balance of FHLB advances was $21,221,000 lower than the same period of 1993. The lower balances in 1994 were the result of the Bank prepaying high interest FHLB advances in the last half of 1993. The average rate paid for FHLB advances during the nine months ended September 30, 1994 was 2.77% lower than the average rate paid in the same period of 1993. Interest expense from repurchase agreements and other borrowings for the nine months ended September 30, 1994, increased $761,000 compared to the same period in 1993. During the period in 1994, the average balance of repurchase agreements was $30,333,000 compared to $7,690,000 during the first nine months of 1993 and the average interest rate the Bank paid for this borrowing was 2.84% lower compared to the same period of 1993. During the nine months ended September 30, 1993, most of the funds borrowed by the Bank from repurchase agreements were long-term with higher interest rates. These funds have been retained by the Bank, but their impact on the weighted average interest rate is smaller. During the nine months ended September 30, 1993, the Bank recovered $87,000 of previously expensed interest payments on an industrial revenue bond issued in connection with a property previously owned by the Bank. The Bank sold the property during the second quarter of 1993. The recovery lowered interest expense from other borrowings by $87,000 for the nine months ended September 30, 1993.

  The provision for loan losses of $1,026,000 during the nine months ended September 30, 1994, was $1,870,000 higher than the same period in 1993. The Bank recorded net recoveries of $844,000 during the first nine months of 1993, the result of lower non-performing asset levels and the resolution of several troubled loans during the first three quarters of 1993. Most of the provisions for 1994 were established for loans secured by Southern California properties in response to uncertainties caused by natural disasters and the overall weakness of the rental market for commercial space in the region.

  Other income for the nine months ended September 30, 1994, was $417,000 less compared to the same period of 1993. Fee income for the nine months ended September 30, 1994, was $674,000 higher compared to the same period in 1993. During the nine months ended September 30, 1994, service fee income from deposits increased $355,000 and loan servicing fee income increased $59,000 compared to the same period in 1993. Due to prepayments of certain commercial real estate loans, the Bank collected $275,000 in prepayment fees during the first nine months of 1994. Income from real estate operations for the nine months ended September 30, 1994, was $971,000 higher compared to the same period in 1993. Rental income from branch offices during the nine months ended September 30, 1994, was $12,000 lower compared to the same period in 1993. During the second quarter of 1994, the Bank lost a major tenant from the corporate office building in Salt Lake City. The space remains unleased. During the nine months ended September 30, 1994, the net income from REO was $983,000 higher than the same period in 1993.
  The lower costs of holding REO reflects the lower level of these assets. During the nine months ended September 30, 1994, settlements surrounding REO properties resulted in the Bank collecting $627,000 for operating these properties. During the nine months ended September 30, 1994, gains from sale of loans and investments was $1,890,000 lower than the same period in 1993. In addition to the sale of mortgage backed securities and the resulting gain recognition previously discussed, lower prices when loans are sold due to higher interest rates and lower production and sales volume led to this decline. Additionally, during the second quarter of 1993, the Bank sold mortgage servicing rights and recorded a gain of $350,000. The Bank has not sold mortgage servicing rights during 1994. Miscellaneous income for the nine months ended September 30, 1994, was $171,000 lower than the same period in 1993. During the nine months ended September 30, 1994, fee income from the sale of annuity products by Olympus Financial Services, Incorporated, a subsidiary of the Bank, was $189,000 lower than the same period in 1993.

  Other  expenses  during the  nine  months  ended  September  30, 1994,  were
  $173,000 higher compared to the same period in 1993. During the nine months ended September 30, 1994, compensation and other employee expense was $484,000 higher than the same period in 1993. During the nine months ended September 30, 1994, the Bank accrued or paid $228,000 in severance pay for former employees and an officer of the Bank. Bonus payments during the first nine months of 1994 were $90,000 higher than the same period in 1993. During the first nine months of 1994, the expense for employee benefits, such as retirement fund contribution and health insurance was $193,000 higher compared to the same period in 1993. During the nine months ended September 30, 1994, loan and collection expense was $254,000 lower compared to the same period of 1993. As of September 30, 1994, the Bank had non-performing assets totalling less than $1 million. For the nine months ended September 30, 1994, the FDIC insurance premium was $303,000 higher than the same period in 1993, chiefly because during the first nine months of 1993, the Bank received a credit from the FDIC for $516,000, the final installment of the Bank's Federal Savings and Loan Insurance Corporation secondary reserve credit. During the nine months ended September 30, 1994, the Bank recorded a $58,000 provision for the losses from REO as compared to a $836,000 provision for losses from REO for the same period in 1993. The reduction in the provision is a result of the decline in the level of REO. For the nine months ended September 30, 1994, other operating expenses increased $483,000 compared to the same quarter in 1993. During the nine months ended September 30, 1994, the Corporation spent $303,000 for legal and professional services associated with the proposed merger. Other legal fees increased $153,000 for the nine months ended September 30, 1994, as compared to the same period in 1993. Much of this increase was to review strategic alternatives in connection with an expression of interest to acquire the Corporation earlier in 1994.

  FINANCIAL CONDITION

  Total consolidated assets at September 30, 1994, were $392,320,000 a decrease of $21,849,000 from $414,169,000 at December 31, 1993. Principal repayments both scheduled and unscheduled from mortgaged backed securities as well as the real estate loan portfolio, are the primary reason for this decrease. The proceeds from loan payoffs and increased deposits were used to pay advances from the FHLB and other borrowing sources.

  Investment securities increased $39,890,000 during the first nine months of 1994, while investments available for sale decreased $55,815,000 primarily the result of a reclassification of securities from investments available for sale to investments held to maturity. The Bank charged the carrying value of the investment $462,000, with an offsetting entry to stockholders' equity for the difference between the carrying value and the fair value at the date of reclassification. The Bank amortized $45,000 of this unrealized holding loss reported in equity during the nine months of 1994, to offset the effect on interest income of the amortization of the discount created by this reclassification. The reclassified securities included fixed rate, fifteen year original maturity mortgage backed securities ("MBS"), MBS collaterized by loans with five and seven year balloon payments and a MBS pledged as collateral for a long term letter of credit issued by the Bank. In reassessing the classification of these assets management concluded they bear many of the same characteristics as mortgage loans currently being originated for the Corporation's portfolio. At September 30, 1994, the market value of investments available for sale was $2,671,000 lower than the carrying value of these securities. This unrealized loss is reported as a separate component of stockholders equity.

  Loan receivables declined by $8,535,000 from December 31, 1993 to September 30, 1994, with the largest decline of $16,127,000 occurring on commercial real estate loans. During the first quarter of 1994, a large commercial real estate loan borrower prepaid approximately $11,000,000 of commercial real estate loans. During the nine months ended September 30, 1994, the Bank originated real estate loans totalling $4,100,000 to facilitate the sale of REO, all of which occurred in the first half of the year. Excluding the commercial real estate portfolio, the balances of the remaining real estate loan portfolios increased $5,644,000, primarily in shorter term fixed rate mortgages and construction loans. During the nine months ended September 30, 1994, non-real estate commercial loans increased by $1,464,000. Also during this period, the Bank received a pay off of a commercial loan receivable of $1,130,000 previously reported as a non-performing asset. During the first nine months of 1994, the Bank provided financing for the sale of a hydro electric plant previously reported as real estate acquired in settlement of loans. The increase in allowance for loan loss of $1,058,000 is primarily in response to commercial real estate conditions in California and most of the increase occurred early in the year. Other assets and deferred charges increased $4,837,000 due mainly to the acquisition of mortgage servicing portfolios for $4,429,000, net of amortization. On December 31, 1993, the Bank was closed for New Years holiday. Although the Bank was closed, the Federal Reserve System was open. The Federal Reserve System posted credits to the Bank on December 31, 1993 which the Bank then posted to depositors' accounts January 3, 1994. These unposted credits which totalled $500,000 at December 31, 1993, are reported as other assets and deferred charges.

  Total deposits increased $16,682,000 from December 31, 1993 to September 30, 1994. Most of this increase was in the form of time deposits with maturities of seven or more years. The proceeds from these deposits and from collections from loans were used to pay off maturing advances from the FHLB and obligations arising from securities sold under agreements to repurchase. The Bank currently borrows only short term funds from the FHLB. Other liabilities and accrued expense includes deposits for borrower's taxes and insurance, interest accrued but unpaid on deposits, and other expenses which are accrued but unpaid, and unposted mortgage payments. Deposits for borrowers' taxes and insurance increased $1,669,000 during the first nine months of 1994 while unposted payments and accrued interest decreased $1,063,000.

  LIQUIDITY AND CAPITAL RESOURCES

  Regulations of the Office of Thrift Supervision ("OTS"), require the Bank to maintain specified levels of liquid assets, generally defined as cash and marketable securities which are quickly convertible into cash. Such assets must equal at least 5% of the daily average balance of total withdrawable savings and short-term borrowings (liquidity base). As of September 30, 1994, the Bank's average liquid assets were approximately $24,096,000 or 6.8% of its liquidity base.

  The Bank had loan commitments of  approximately $47,961,000 as of  September
  30,  1994.    The  loan  commitments  outstanding  includes  $5,142,000  of available but unused credit lines on home equity loans and $17,686,000 of undisbursed construction loans. Additionally, commercial business lines of credit that are unused and included in loan commitments is $6,136,000. The Bank anticipates that the funding requirements of the outstanding loan commitments will be met through cash from maturities and monthly payments received on the existing portfolio together with loan sales. Liquidity from deposits and other borrowing sources are expected to meet other funding needs of the Bank.

  In connection with the insurance of savings accounts by the Savings Association Insurance Fund (SAIF), the Bank is required to meet certain minimum capital standards consisting of a tangible capital requirement of 1.5% of tangible assets, a core or leveraged capital requirement of 3% of tangible assets, and a risked-based capital requirement. The risk-based requirement takes each asset and gives it a weighting of 0% to 100% based upon credit risk as defined in the regulations of the OTS. The risk-based requirement as of September 30, 1994, was 8% of the risk weighted assets. Eligible capital to meet this test is composed of core or tier one capital and supplementary or tier two capital. Supplementary or tier two capital is composed of general loan loss reserves up to a maximum of 1.25% of risk weighted assets.

  The following is a summary of the Bank's regulatory capital at September 30, 1994.

                                  Requirement                          Actual                   Amount
                                                                                               Exceeding
                             Capital          Ratio            Capital          Ratio        Requirements

   Tangible              $  5,885,000         1.50%        $ 33,672,000         8.58%        $ 27,787,000
   Core                    11,770,000         3.00%          33,672,000         8.58%          21,902,000
   Risk-Based              18,338,000         8.00%          36,482,000        15.92%          18,144,000

  NON-PERFORMING ASSETS

  Non-performing assets totaled $913,000 at September 30, 1994, compared with $5,297,000 at December 31, 1993. The balance of REO, $3,055,000 at
  December 31, 1993, had been sold by September 30, 1994 with the addition of one single family loan which is now REO. The sales were financed in part by loans provided by the Bank. The major non-performing loan at September 30, 1994, was a commercial real estate loan located in southern California.

  OLYMPUS CAPITAL CORPORATION AND SUBSIDIARIES

  PART II - OTHER INFORMATION


  Item 1.     Legal Proceedings.

  Richard Madsen vs. Prudential Savings and Loan Association, Third Judicial District Court of Salt Lake County, State of Utah, Civil No. 226073, filed February 1975.

  This is an alleged class action filed in February 1975, in the District Court of Salt Lake County, seeking compensation for the use of loan reserves for taxes and insurance. The District Court granted the Bank's (formerly known as Prudential Federal Savings and Loan Association) motion for summary judgment dismissing the complaint. Plaintiff appealed to the Utah Supreme Court. The Utah Supreme Court reversed the summary judgment on January 14, 1977, and ordered the case remanded for further proceedings. In October, 1977, the Plaintiff amended the complaint to allege a plaintiff class action on behalf of all mortgagors in the State of Utah against a defendant class of all mortgage lenders in Utah, of which the Bank would be the representative defendant. In October, 1981, plaintiff filed an amended complaint in the matter. The amended complaint, in addition to requesting an accounting, requests that the Bank and other members of the alleged defendant class pay to plaintiffs and other members of the alleged plaintiff's class profits earned from the past use of the escrow funds, annual payments in the future for the use of escrow funds, punitive damages of $10,000,000 and the sum of 4% interest on the reserve account of each member of the plaintiff's class or $100, whichever is more, from June 30, 1979. The trial court also denied the Bank's Motion for Summary Judgement and ruled that the Bank must account to plaintiff Madsen only for net earnings, if any, made on his reserve account.

  Trial on this case was held in September, 1985. At the conclusion, the Court directed judgement in favor of Plaintiff Madsen in the amount of $134.70 Before judgment was entered, the Bank moved for disqualification of the trial judge, which was granted on January 16, 1986, and was retroactive,  so  that  all  of  the  trial  judges's  orders  were vacated.
  Thereafter, plaintiff's petition to the Utah Supreme Court for interlocutory review of the disqualification order was granted. During 1988, the Utah Supreme Court reversed the lower court's disqualification of trial judge. The case was remanded to the trial court for entry of findings of fact and conclusions of law.

  The  trial court  on  March 22,  1990,  entered  its  findings of  fact  and conclusion of law. The trial court entered judgment on April 30, 1992. The judgment awards $134.70 to plaintiff, plus costs of court, plus 10% interest from the date of trial to the date of judgement, plus post judgment interest from the date of judgment. The judgment also orders that a special master be appointed to survey the Bank's records to determine a feasible method for identifying class members and for identifying records from which a computation of damages can be made for class members. A consequence of the judgment may be that a class of plaintiffs, whose trust deeds in favor of the Bank contain similar language as that contained in the plaintiff's trust deed, may recover a larger judgment against the Bank. The trial court certified the judgment as final and directed its entry so that an appeal may be taken. The trial court certified the judgement as final and directed its entry so that an appeal may be taken. The trial court stayed, pending appeal, that portion of the judgment ordering that a special master be appointed to identify the defendant class and calculate damages. Both the individual plaintiff in this case and the Bank filed a notice of appeal to the Utah Supreme Court.

  The Supreme Court found that the appeals were premature and returned the case to the trial court. On June 20, 1994, the trial court appointed a special master who will identify class members and compute damages. Also on June 20, 1994, the trial court ordered the Bank to pay the initial costs of the master's determining what records the Bank has available and what is the best, most economical method of locating individual class members and computing their damages. The Bank's petition for interlocutory appeal to the Supreme Court challenging that order was denied. The master is now proceeding with his initial survey of the records.

  The amount of the damages that may be awarded against the Bank cannot be determined at this time. Appeal must await the trial court's determination of all class issues.


  Item 2.     Changes in Securities.

  None

  Item 3.     Defaults Upon Senior Securities.

  None

  Item 4.     Submission of Matters to a Vote of Security Holders.

  Not Applicable



  Item 5.     Other Information.


  None


  Item 6.     Exhibits and Reports on Form 8-K


  (a)     Exhibits

          None

  (b)     Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended September 30, 1994.


  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  OLYMPUS CAPITAL CORPORATION


  Date November 14, 1994                    By: K. John Jones

                                            K. John Jones, Vice President/
                                            Chief Financial Officer



  Date November 14, 1994                    By: R. Gibb Marsh

                                            R. Gibb Marsh, President