Form 10-K
OLYMPUS CAPITAL CORP /UT/
filed 1995-03-31
CIK 707706

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
  (Mark One)
              [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1994

                                       OR

              [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                  to

  Commission File Number 0-11130

                           OLYMPUS CAPITAL CORPORATION
                     (Exact name of registrant as specified in its charter)

            UTAH                                               87-0166750
  incorporation or organization)                      Identification No.)
   (State or other jurisdiction of                        (I.R.S. Employer

                 115 South Main St. Salt Lake City, Utah  84111
                          (Address of principal executive offices)
                                                    (Zip Code)

                                 (801) 325-1000
                      (Registrant's telephone number, including area code)


           Securities registered persuant to Section 12(b) of the Act:

                                      None

          Securities registered persuant to Section 12(g) of the Act:

                         Common stock, $1.00 par value

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

  3,134,539 shares of $1.00 par value common stock of the registrant were outstanding as of February 28, 1995.

  The aggregate market value of the shares of common stock held by non-affiliates of the registrant based on the closing price as of March 27, 1995 was $31,271,892. An estimated 2,138,249 shares are held by non-affiliates.

                                     PART I

  Item 1. BUSINESS

  Olympus Capital Corporation (the "Corporation") is a publicly held savings and loan holding company organized under the laws of Utah with approximately $392 million in assets and $35 million in stockholders' equity at December 31, 1994. The Corporation's principal business activities are conducted through Olympus Bank, a Federal Savings Bank (the "Bank"). The principal business activities of the Bank consist of obtaining funds from savings and transaction account deposits and borrowings, investing in real estate loans, mortgage-backed securities and debt securities and providing related financial services. The Bank also makes commercial and consumer loans.

  On July 22, 1994, the Corporation and the Bank signed an Agreement for Merger with Washington Mutual Savings Bank ("WMSB") and its subsidiary Washington Mutual Federal Savings Bank ("WMFSB"). WMSB was subsequently involved in a reorganization that resulted in the formation of a holding company, Washington Mutual, Inc., a Washington Corporation ("WMI") that succeeded to the interests of WMSB. In January 1995 the Corporation, the Bank, WMI, WMSB and WMFSB signed an Amended and Restated Agreement for Merger (the "Agreement') which replaced the previously executed Agreement for Merger. Pursuant to the Agreement and upon satisfaction of certain conditions including receipt of applicable regulatory approval, the Corporation will be merged with and into WMI (the "Merger") and each share of the Corporation's common stock will be exchanged for $15.50 worth of WMI common stock, based on the average closing price for a period preceding the effective date of the merger. However, if the average price of WMI common stock falls below $18.00, WMI may elect to purchase up to 49% of the Corporation's common stock with cash. There can be no assurance that such purchase or merger will occur. Pending the Merger or termination of the Agreement, the Corporation and the Bank have agreed to certain restrictions on their operations. The Corporation has also entered into a Stock Option Agreement pursuant to which WMI has an option to purchase up to 9.9% of the Corporation's common stock under certain conditions.

  Since 1989 the Bank has changed its business emphasis from that of a wholesale banking institution to that of a community-based retail banking institution. The Bank has significantly decreased its reliance upon brokered and "jumbo" certificates of deposit, Federal Home Loan Bank borrowings and repurchase agreements. The Bank has significantly expanded its services to individual and small business customers, including checking accounts, credit cards, consumer loans and an expanded emphasis upon residential mortgage including construction and development, apartment and small business lending. To support and enhance its retail banking operations, since 1989 the Bank has invested in new facilities and systems, including nine new branch facilities (six additions and three relocations), a state-of-the-art mortgage servicing system and a data processing system which will accommodate the more diverse commercial banking operations of the Bank.

  In recent years the Bank has also focused on resolving unsatisfactory commercial real estate loans originated by the Bank prior to 1990. Actions taken have included reviewing and updating credit files, implementing more thorough loan monitoring and more responsive loan collection procedures and actively pursuing borrower negotiations and foreclosure proceedings where necessary.

  The  Corporation's  business  is   significantly  influenced  both   by  the
  financial strength and economic stability of the regional economies in which it operates and by interest-rate levels and other economic conditions prevailing in regional and national financial markets. Impacted by a series of Federal Reserve tightenings, many interest rates rose in 1994, including the Federal Funds rate which rose 250 basis points. Despite these higher rates, consumer sales and loan demand in the mortgage and automobile sectors remained generally strong, while business borrowing increased rapidly. The pace of national economic growth accelerated in 1994, but reported inflation at the retail level actually dipped below 3%.

  The Intermountain West, which encompasses a significant portion of the Corporation's market area, was the United States' fastest-growing regional economy in 1994 for the second consecutive year. Furthermore, Utah, Idaho, New Mexico and Nevada were the top four states in 1994 employment growth. Preliminary 1994 annual average job gains were: Utah 6.2%; Idaho 5.3%; New Mexico 4.9%; Oregon 3.7%; Nevada 6.4%; and Wyoming 1.4%. The November 1994 unemployment rates were: Utah 3.8%; Idaho 5.7%; New Mexico 5.4%; Oregon 4.8%; Nevada 5.8%; and Wyoming 4.5%.

  The basic factors that contributed to the rapid-growth formula evident to a significant degree in each of these six states included:
  Rapid population growth fueled by substantial net in-migration;
  Expanding employment opportunities to absorb the new labor force entrants; Gains in commercial and industrial construction offsetting the slowdown evident in residential construction; Employment and income gains translated into strong consumer spending increases, particularly in automobile sales.

  The rate of economic growth, both nationally and in the Intermountain West, will likely decelerate in 1995. Higher interest rates have reduced the pace of housing construction and real estate sales and will probably slow automobile buying as well. Job growth in the six-state region should remain solid, but it will occur at a reduced rate, somewhat influenced by the slower national economic growth.

  While the 1995 outlook remains generally favorable, the following factors could adversely impact regional economic activity:

  Higher interest rates significantly reducing loan demand;
  Possible closure of defense installations in most market areas and the accompanying lost employment;
  Reduced, or even eliminated, access to Federal lands for timber, mining, and livestock industries;
  International competitive pressures in the computer industry possibly slowing or even decreasing employment levels.

  SOURCES OF FUNDS

  DEPOSITS

  Customer deposits are the Bank's primary source of funds. The Bank offers checking and other demand deposit accounts, passbook accounts, money market deposit accounts ("MMDA") and certificates of deposit. Deposit inflows and outflows are significantly influenced by interest rates, money market conditions and other factors, including conditions in the financial services industry. The Bank's level of overall deposits has remained relatively stable for the last five years, although there have been changes among the types of deposits. Deposits may be affected by developments in future periods and the conditions and factors referred to above. Reductions in deposits may require the Bank to engage in higher cost borrowings.

  Consumer and commercial deposits are attracted principally from within the Bank's primary market areas along the Wasatch Front in Utah (a 100-mile corridor from Ogden to Provo, including Salt Lake City) and in Butte, Montana and the surrounding area.

  The composition of the Bank's deposits have a significant impact on the Bank's cost of funds. Management's strategy is to continue to attract deposits in checking and regular savings accounts. Checking accounts can provide significant fee income and are a source of low cost funds for the Bank.

  The following table describes the balances and contractual average interest rates on deposits:

                                              December 31, 1994                       December 31, 1993
                                       Average                                 Average
                                         Rate                 Amount             Rate                Amount

     Checking and other demand           0.88%             $  34,847,000         0.86%           $ 36,656,000
     Statement savings                   3.24                 46,430,000         3.17              49,515,000
     MMDA                                3.40                 16,309,000         2.83              21,864,000
     Certificates of deposit             4.64                189,013,000         4.31             186,526,000
       Total                             3.89%              $286,599,000         3.59%           $294,561,000

  In 1991 management initiated a three phase program to modify physical facilities, relocate certain of its branch offices, and selectively acquire new locations which could provide opportunities for deposit and loan growth. In furtherance of this program, since 1991 the Bank has relocated to new or upgraded facilities the Butte, Montana branch and the Utah branches on Main Street and at the Woodlands in Salt Lake City, as well as in Provo, Utah. Additionally three new branches have opened since 1993, the last being the Olympus Hills branch in Salt Lake City, Utah which
  opened in  November of 1994.   The Bank has also  received approval from the
  Office of Thrift Supervision (the "OTS") to open a new branch inside a supermarket in Park City, Utah, which is scheduled to open in July of 1995. This program increased the number of new checking accounts at the Bank by providing additional locations from which customers may transact checking account business and avail themselves of other banking services. Implementation of this program has resulted in an increase in compensation, occupancy and advertising expenses. There can be no assurance that the anticipated benefits from such a program will outweigh the attendant costs. Pending consummation of the Merger, the Agreement with WMI prohibits the establishment of additional branches and significant capital expenditures.

  BORROWINGS

  Borrowings in the form of advances from the Federal Home Loan Bank of Seattle ("FHLB") provide an additional source of funds for the Bank. The Bank is a member and stockholder of the FHLB and as such may borrow from the FHLB, subject to the credit policy of the FHLB. FHLB advances to the Bank totaled $46,821,000 at December 31, 1994, compared to $36,650,000 at December 31, 1993.

  The FHLB prescribes the acceptable uses of proceeds of FHLB advances under various programs as well as limitations on the size of advances. Acceptable uses have included expansion of residential mortgage lending and funding short-term liquidity needs. The limit on advances is generally based on the FHLB's assessment of the institutions' credit worthiness. Under Federal law, an institution's record of lending to low-and moderate-income borrowers may also be used as a basis on which to determine its ability to borrow from the FHLB. The FHLB is required to review an institution's credit limitations and standards at least once each year.

  The cost of FHLB advances may at times be higher than alternate sources of funds and prepayments of advances may entail payment of prepayment penalties. The Bank uses FHLB advances as a secondary funding source to augment deposits.

  As an additional source of funds, the Bank periodically sells securities subject to an obligation to repurchase these securities under repurchase agreements ("repurchase agreements") with major investment bankers, the Treasurer of Butte Silver Bow County, Montana, the Federal National Mortgage Association ("FNMA") or with the Federal Home Loan Mortgage Corporation ("FHLMC"). The Bank's reliance on this source of borrowings has declined in the last five years. Repurchase agreements totaled $20,470,000 at December 31, 1994, compared to $44,996,000 at December 31,
  1993.   There is  no  assurance that  this  source  of borrowings  will  not increase.

  Generally, securities with a value in excess of the amount borrowed are pledged by the Bank as collateral for its obligations under the repurchase agreements. Because such excess may be at risk in a repurchase transaction, it has been the Bank's policy since 1985 to enter into repurchase agreements only with institutions with a satisfactory credit history. The use of repurchase agreements may expose the Bank to certain risks not associated with other sources of funds, including obligations to provide additional collateral under certain circumstances and the risk that such agreements, which generally involve short terms and larger amounts, may not be renewed. In the event the Bank were unable to deliver additional required collateral, existing collateral could be sold, possibly resulting in a significant loss. If the Bank were no longer able to obtain repurchase agreement financing, the Bank would be required to obtain alternative sources of short-term funds. Such alternative sources of funds, if available, may be more expensive. In addition, since repurchase agreements are generally short-term, they increase the Bank's exposure to rising interest rates.

  USES OF FUNDS

  LENDING ACTIVITIES

  The Bank's principal use of funds is lending, with loan and lease receivables accounting for approximately 60% of the total assets of the bank as of December 31, 1994.

  The Bank's aggregate non-residential real estate loans may not exceed 400% of its capital as determined in accordance with applicable laws and regulations. At December 31, 1994, the Bank was in compliance with the 400% limitation, but its ability to originate additional non-residential real estate loans is subject to this limitation. Additionally, the Bank is prohibited from originating loans to any one borrower after August 9, 1989 in excess of 15% of unimpaired capital and surplus, except for loans not to exceed $500,000 or to facilitate the sale of real estate acquired in settlement of loans. The 15% limitation results in a dollar limitation of approximately $5,845,000 at December 31, 1994. The Bank does not believe it has originated a loan which was in violation of this limitation since it became applicable.

  RESIDENTIAL REAL ESTATE FUNDING

  Residential loan originations consist primarily of first mortgage loans for the financing and refinancing of 1-to-4 family homes. Mortgage origination centers are located in the primary geographic markets served by the Bank, the Wasatch Front area in Utah and the Silver Bow-Butte region in Montana. The Bank makes both adjustable rate and fixed rate mortgage loans, generally retaining some conventional fixed rate loans with maturities of fifteen years or less and all adjustable rate loans in its portfolio and selling longer term fixed rate loans, Federal Housing Administration ("FHA") and Veterans' Administration ("VA") loans in the secondary market. The Bank's real estate loan portfolio generally includes loans up to 95% of the value of the property as appraised at the time the loan was made. FHA and VA guaranteed loans secured by first mortgages are made at the maximum loan-to-value ratios allowed by the particular agency and may, in some cases, exceed 100% of the property value. The Bank generally adheres to FNMA, FHLMC, VA or FHA guidelines in originating its residential real estate loans. The Bank generally requires that all conventional loans with loan-to-value ratios in excess of 80% carry private mortgage insurance in an amount sufficient to reduce the Bank's exposure to 75% of the appraised value. The Bank sells residential real estate loans in the secondary market primarily on a non-recourse basis which provides additional funding for loan originations. The Bank may retain servicing rights for loans originated and sold into the secondary market. The Bank has, from time to time, purchased or sold servicing rights on residential real estate loan portfolios. During 1994, the Bank purchased servicing rights for loans in aggregate principal amount of $511,994,000. Purchased servicing rights may involve loans made in geographic areas outside of the traditional lending area of the Bank. Servicing rights provide fee income to the Bank but the possibility that loans in the portfolio will pay off or be refinanced faster than anticipated, may reduce the actual fee income collected and the subsequent value of the servicing rights.

  Adjustable rate residential real estate loans originated by the Bank have various adjustment periods and generally limit periodic adjustments on each adjustment date as well as aggregate adjustments. The Bank is exposed to the risk that borrowers of these loans may not be able to make higher payments resulting from rate adjustments. These adjustments depend upon the magnitude and frequency of shifts in market interest rates.

  During 1992 and 1993, residential real estate loan rates were at or near historic low levels which resulted in a higher volume of new loan originations and existing loan refinancings than the Bank experienced during 1994 as interest rates rose.

  Competition for residential real estate lending is primarily with other savings associations, mortgage banking companies, mortgage brokers, commercial banks, insurance companies and credit unions. Generally, the competition for mortgage loans is dependent on interest rates, availability of funds, service and convenience to customers.

  The Bank purchases interests in various types of residential real estate loans in the form of loan participation or mortgage-backed securities. These loan participation and mortgage-backed securities are generally serviced by others with a portion of the interest paid by the borrower being retained by the servicer to cover servicing fees and costs.

  CONSTRUCTION LOANS

  Construction lending activity consists primarily of first mortgage loans to construct single family dwellings along the Wasatch Front area of Utah. Loans are made to either the owner of the home or a licensed general contractor. Terms are typically an adjustable rate with a maximum 80% loan to value ratio and a six to nine month term.

  Individual home loans are made directly to intended owner/occupants after they are approved for long term financing. Individual home loans and lines of credit are also extended to general contractors to build homes for resale. These homes may be under earnest money contract with a permanent buyer or they may be unsold at the time the loan is committed. The major risks associated with single family construction lending include the possibility of interest rates rising to a level that may slow or curtail home sales, or a change in the financial status of pre-approved buyers, including the impact of rising interest rates such that they no longer qualify for permanent financing.

  Construction lending also includes multi-family, condominium, land acquisition and development of single family building lots and other commercial real estate projects. These loan types have constituted only a small portion of the total construction loan portfolio. Interest rates are adjustable with terms ranging from twelve to eighteen months. Loan to value ratios range from 75% or less depending upon the perceived credit risk associated with a given transaction.

  MULTI-FAMILY REAL ESTATE LOANS

  The Bank also makes permanent loans secured by existing multi-family properties along the Wasatch Front in Utah. The maximum loan to value ratio is 80% of the appraised value or sales price, whichever is lower. The interest rate is normally adjustable after one, three or five year periods.

  The debt coverage ratio required is a minimum of 120%, typically based upon historical cash flow from the property. Although the Bank's market is experiencing rapidly rising rental rates, the Bank has not usually relied on pro forma cash flow statements when underwriting multi-family properties, in an effort to minimize the risk associated with this type of lending.

  COMMERCIAL REAL ESTATE LENDING

  The  Bank originates  new  commercial  real  estate  loans  subject  to  the limitations allowed under applicable federal law. As existing commercial real estate loans mature, the Bank will consider renewing the loan as circumstances warrant. Prior to renewal, the borrower's financial condition  is  reviewed  and  the  existing  and  proposed  loan  terms  are
  analyzed.     The  Bank  may  propose  modifying  the   interest  rate,  the
  amortization term and other loan terms or insist on repayment as the circumstances justify. Loan maturities are generally between five and ten years. Commercial real estate loans are generally considered to have a higher level of risk than single family residential loans, due to the concentration of principal in a limited number of loans and borrowers. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor.

  Commercial real estate loans outstanding at December 31, 1994, and December 31, 1993, totaled $102 million and $119 million, respectively. There can be no assurance that additional losses will not be realized in connection with the commercial real estate loans.

  The Bank has established allowances for possible losses for known and anticipated problem loans, as well as a general loan loss allowance for the portfolio as a whole. Total allowances for possible losses totaled $6.7 million or 1.7% of assets of the Bank at the end of December 31, 1994.

  When commercial real estate acquired in settlement of loans ("REO") is sold, the Bank often provides financing for the sale. In some cases the Bank may provide a "loan to facilitate," which is a loan at or below market rates or involving terms not usually offered to other borrowers. If a loan to facilitate is made below market rate, the Bank records a loan discount in order to bring the yield on the loan to a market interest rate.

  The Bank has made a concerted effort to reduce both the number and dollar amount of delinquent loans and to reduce the level of REO since 1989. The Bank continues to place a major emphasis on this area, although there is no assurance such efforts will succeed. Delinquent loans and leases and REO and repossessed equipment as of December 31, 1994, and December 31, 1993 are shown below:

                                 December 31, 1994           December 31, 1993
   Delinquent Loans and Leases              (dollars in thousands)
    (net of specific reserves)

    30 to 60 days                      $2,583                      $1,852

    60 days or more and nonaccrual      3,749                       2,122

     Total                             $6,332                      $3,974

     REO (net of all reserves)         $ None                      $3,055

  Pursuant to management's emphasis on resolving unsatisfactory credits through foreclosure proceedings or other actions, the Bank has commenced, and may in the future commence, enforcement proceedings against borrowers whose loans may not be delinquent with respect to principal or interest payments but who may not be in compliance with other provisions of the documents governing the loans, such as those relating to payment of taxes. These proceedings may precipitate delinquencies or may result in REO.

  CONSUMER LENDING

  In 1991, the Bank began offering consumer loans for personal, family, or household purposes such as the financing of home improvements, automobiles, boats, vacations and education. Such loans have been originated in the branch offices of the Bank. Competition for consumer loans comes from other savings associations, commercial banks, credit unions and other finance companies.

  The Bank has not engaged in consumer lending for a substantial period of time. The establishment of consumer lending programs requires additional personnel and the development of forms, policies and procedures to be used in the program. Consumer lending laws change rapidly and frequently and require that someone in the program keep apprised of developments. There can be no assurance that income from consumer loans will justify the costs of the program or that losses will not be experienced. In addition, consumer lending programs involve peculiar risks. As a general rule, consumer loans experience a higher default rate than residential real estate loans. Collateral for consumer loans (other than real estate), if any is obtained, normally declines rapidly in value and may be difficult to locate. The cost and expense of enforcing loan and security agreements against an individual consumer may outweigh the likelihood of any benefit of recovery. The mortgage lien on real estate securing consumer loans is often subordinate to priority mortgage liens securing larger amounts of indebtedness. The consumer lender may be required to advance monies in amounts greater than the consumer loan in order to protect its security. For these and other reasons there can be no assurance that the consumer loan program will not adversely affect the Bank.

  COMMERCIAL BUSINESS LENDING

  The Bank has determined in recent years to offer commercial business loans principally to small to mid-market businesses and individuals. These loans include revolving lines of credit established for borrowers. During the years ended December 31, 1994 and 1993, the Bank originated $9,345,000 and $3,820,000 in commercial business loans, respectively. Such loans are secured with business assets or, in some cases, are unsecured.

  The Bank perceives two principal advantages of making commercial business loans. First, commercial business loans assist in increasing the Bank's short-term, variable rate asset base. These loans also generally bear interest rates that are higher than commercial real estate loans. Second, commercial business lending can generate depository relationships and may lead to the sale by the Bank of other income producing products or services. If the Merger occurs there is no assurance WMI or any of its financial institution subsidiaries will make commercial loans, as such loans are not currently part of the products offered by such entities.

  While the Bank has made commercial business loans from time to time in past years, it has not, until recently, offered commercial business loans on a regular basis. Commercial business lending involves a different type of underwriting analysis, loan monitoring and exercise of remedies than does real estate lending. A more in depth understanding of the business being financed and the industry involved may be required. More frequent monitoring and analysis of the loan may be necessary. The structure of the loan and the documentation of the loan may be more complicated and customized. The collateral involved, if any, may be more difficult to identify, locate, insure, manage and resell than real estate. In order to bolster the business lending program, the Bank hired new personnel, and trained other personnel. There can be no assurance that the benefits of such program will outweigh the risks and costs involved.

  INVESTMENT ACTIVITIES

  The second principal use of the Bank's funds is to purchase certain securities, primarily investment securities and mortgage-backed securities.

  SECURITIES HELD TO MATURITY AND FEDERAL HOME LOAN BANK CAPITAL STOCK

  The Bank invests in various types of liquid assets (including United States Treasury obligations, securities of various federal agencies and certain corporate obligations). Such investments are generally purchased by the Bank to maintain minimum levels of liquid assets for the conducting of business, as well as to meet minimum regulatory requirements for liquidity. Liquidity may increase or decrease depending on the availability of funds and comparative yields on investments in relation to the return on loans and mortgage-backed securities. During 1994, approximately $686,000 of securities held to maturity were purchased by the Bank to meet liquidity needs. Mortgage-backed securities may be purchased or classified as securities held to maturity when management determines that such securities will be held to their final maturity. Management anticipates that such securities will be those that are most similar to the loans that the Bank originates for its portfolios.

  Investment in FHLB capital stock is required of FHLB members and must at a minimum be the greater of: (a) 1% of residential mortgage loans and mortgage-backed securities, (b) 0.3% of total assets, or (c) 5% of advances from the FHLB. At December 31, 1994, the Bank had invested $4,128,000 in FHLB capital stock.

  SECURITIES AVAILABLE FOR SALE

  The Bank invests in certain mortgage-backed securities primarily as a means of investing in residential real estate mortgage loans with adjustable rates. Such investments are accounted for as securities available for sale and carried on the books at fair value. At December 31, 1994, the amortized cost of these investments was $76,958,000 and the estimated fair value was $74,024,000.

  EMPLOYEES

  As of December 31, 1994, the Corporation and its subsidiaries had 166 employees, including 50 part-time employees. Employees are provided a comprehensive program of benefits, some of which are on a contributory basis.

  OTHER AFFILIATED COMPANY

  The Bank has one additional wholly owned subsidiary, Olympus Financial Services, Inc., which is authorized to sell insurance products, including tax deferred annuities and property and casualty insurance.

  SUPERVISION AND REGULATION

  OVERVIEW; LEGISLATIVE AND REGULATORY DEVELOPMENTS

  The  Corporation, a  publicly held thrift  holding company,  as well  as the
  Bank, a federally chartered savings bank, with deposits insured by the Federal Deposit Insurance Corporation (the "FDIC"), are subject to extensive laws, regulations and supervision. These laws, regulations and supervision impose restrictions on activities, minimum capital requirements, lending and deposit restrictions, reporting and disclosure obligations and numerous other requirements and obligations.

  Many of these laws and regulations were recently enacted and promulgated. The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") was enacted in 1989 and the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") was enacted in 1991. A number of significant changes applicable to the Corporation and the Bank resulted from this legislation and from new regulations issued pursuant to FIRREA and FDICIA. Additional regulations are to be promulgated pursuant to such legislation. The ultimate effects of the foregoing developments cannot be predicted.

  REGULATORY CAPITAL REQUIREMENTS

  FIRREA mandated significant new regulatory capital requirements for thrift institutions. Under minimum regulatory capital regulations issued by the Director of the Office of Thrift Supervision ("OTS"), thrift institutions are required to have "core capital" equal to no less than 3% of adjusted total assets and "tangible capital" equal to no less than 1.5% of adjusted total assets. The minimum tangible capital requirement will effectively increase to 3% of adjusted total assets over a five-year "phase-in" period ending on December 31, 1994. In addition, thrift institutions are required to maintain "risk-based capital" equal to 8% of risk-weighted assets as of December 31, 1994.

  Consistent with increased "leverage limits" imposed by regulators of national banks, the core capital requirement for most savings institutions is expected to range from 4% to 5% of adjusted total assets. In December 1991 OTS directed the Bank to maintain core capital at 5% of adjusted consolidated assets, from December 31, 1991, forward. This directive was terminated in 1993. In 1992 the Bank's regulators urged the Bank to maintain core capital at 7% of adjusted consolidated assets. At December 31, 1994, the Bank had actual core capital, consisting entirely of common stockholders' equity, in the amount of approximately $38.1 million which is equal to 9.64% of adjusted consolidated assets. There can be no assurance that the Bank will continue to meet its core capital requirement nor can there be any assurance the Bank's regulators will not take steps adverse to the Bank if the Bank's core capital drops below 7%.

  Tangible capital is defined as core capital less intangible assets, except that savings institutions may include certain amounts of purchased mortgage servicing rights in core capital subject to a maximum amount determined by the FDIC or, under FDICIA, by the OTS. The FDIC has restricted the percentage of purchased mortgage servicing includible in capital to a maximum of 50% of core capital and 100% of tangible capital.

  Under the risk-based capital requirement, risk weighted assets are determined by multiplying each of an institution's assets by specified risk weights. Certain off-balance sheet items must be converted into on-balance sheet equivalent amounts and then multiplied by specified risk weights.

  The applicable risk weights range from 0% to 100%. As of December 31, 1994, the Bank had risk weighted assets of approximately $232.1 million. The risk-based capital requirement as of the same date was 8% of the risk weighted assets or approximately $18.6 million. Eligible capital of the Bank is composed of core or tier 1 capital of approximately $38.1 million and supplementary or tier 2 capital of approximately $2.9 million for a total risk weighted capital of approximately $41 million, or 17.7% of risk weighted assets, exceeding the requirement by approximately $22.4 million. The OTS has adopted a rule, to be implemented as of June 30, 1995, incorporating an interest rate risk component into the risk-based capital requirement for savings associations such as the Bank. Under this rule, an institution's interest rate risk is measured by the decline in net portfolio value ("NPV") resulting from a hypothetical 200 basis point increase or decrease in interest rates (whichever leads to the lower NPV) divided by the estimated economic value of its assets. An institution would be required to make a deduction from total capital for purposes of calculating its risk-based capital if a decline in its NPV (resulting from a 200 basis point shock) exceeds 2 percent of its assets (expressed in present value terms). Such an institution will be required to deduct from its total risk-based capital an amount equal to one-half of the difference between its measured interest rate risk and 2 percent, multiplied by the estimated economic value of its assets. Management has analyzed the effect of the regulation and believes that the effect of including such an interest rate risk component in the calculation of risk-adjustment capital will not cause the Bank to cease to be well capitalized.

  The OTS also has the authority to impose higher capital requirements for individual institutions, such as the Bank, based on an assessment of the risk an institution presents to the deposit insurance fund or other factors. The OTS also has the authority to raise the capital requirements over the minimum levels set forth in FIRREA.

  Pursuant to FDICIA, the OTS promulgated regulations in September 1992 specifying the levels at which a savings institution is well capitalized, adequately capitalized, under capitalized, significantly under capitalized, or critically under capitalized. The level of capital below which an institution is deemed to be critically under capitalized may not be less than 2% of total assets nor more than 65% of the required minimum level of capital under the leverage limit. An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. This categorizes the Bank as "well capitalized."

  Certain interpretive issues are presented by the new capital rules. In many instances, these issues have not been resolved by the OTS or other regulatory authorities. Although the Bank believes its resolution of such issues, together with the assumptions it has used in its capital calculations, are appropriate and reasonable, its calculations of capital may require adjustment in the event the OTS or other regulatory authorities adopt differing interpretations or use different assumptions.

  In the event the Bank fails to comply with any of its existing or future minimum regulatory capital requirements, it would be required to file and implement a capital plan with the appropriate regulatory agencies, would be subjected to restrictions on growth and the payment of dividends, could have restrictions imposed on its ability to form new branches, invest in service corporations and make equity risk investments, or be precluded from issuing securities as a means of raising additional capital, among other negative effects. Such failure could also permit the OTS to require that the Bank subject itself to a restrictive business plan or supervisory agreement that could impose limits on dividends or compensation of officers and employees or impose other restrictions. Such failure could also permit the FDIC to initiate action resulting in the termination of deposit insurance.

  The Bank's ability to attain compliance with potential future increases in the risk-based capital requirement or the core capital requirement may be adversely affected by unanticipated losses or lower levels of earnings, by new or increased regulatory capital requirements, or by other factors. In addition, there is virtually no limit on the authority of the OTS or FDIC to take any appropriate action with respect to conditions or activities it considers unsafe and unsound, including failure to comply with minimum regulatory capital requirements.

  QUALIFIED THRIFT LENDER

  Savings institutions are subject to restrictions on permissible investments that are generally known as Qualified Thrift Lender ("QTL") requirements. Pursuant to FDICIA, an institution will satisfy the QTL requirements if the institution's qualified thrift investments continue to equal or exceed 65% of the institution's portfolio assets on a monthly average basis in nine out of every twelve months. In general, qualified thrift investments include loans for and securities backed by domestic residential housing. For purposes of the QTL test, portfolio assets means total assets minus goodwill and other intangible assets, the value of property used by the institution to conduct its business and liquid assets held by the institution in an amount up to a specified percentage of its total assets. Failure to meet the requirements of the QTL test may have several consequences for an institution and its holding company including: the institution shall either become a bank or be subject to certain restrictions, including (i) limitations on new investments and activities to those permissible for national banks, (ii) branching restrictions equivalent to those imposed on national banks, (iii) prohibition on obtaining new FHLB advances, and (iv) dividend restrictions equivalent to those applicable to national banks. Additionally, three years after the institution ceases to be a QTL, the institution would be required to divest all investments and cease all activities not permissible for national banks and repay all FHLB advances. Within one year after an institution should have (but does not) become, or ceases to be, a QTL, its holding company must register as and be deemed to be a bank holding company. Such a development would impose a number of additional activity, capital and other restrictions on the holding company. Management believes that the Bank is in compliance with all QTL requirements.

  INTERNAL OPERATIONS REQUIREMENTS

  FDICIA requires the federal regulators to promulgate regulations promoting the safety and soundness of individual institutions by specifically addressing, among other things: (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) ratio of classified assets to capital; (7) minimum earnings; and (8) compensation and benefit standards for management officials. Proposed rules or notices of rule making addressing these areas have been issued but not yet finalized. These regulations are expected to add further to the cost of compliance and to impose new record keeping requirements.

  REGULATORY SUPERVISION

  The Bank is subject to periodic examinations and to supervision by the OTS and the FDIC. The Bank is also subject to regulations governing such matters as mergers, establishment of branch offices and subsidiary investments and activities, and to general investment authority under regulations applicable to federally chartered savings banks. Any insured institution which does not operate in accordance with or conform to OTS or FDIC regulations, policies and directives may be sanctioned for noncompliance. Proceedings may be instituted against any insured institution or any director, officer, employee or person participating in the conduct of the affairs of such institution who engages in unsafe and unsound practices, including the violation of applicable law, regulations, orders, agreements or similar items. If the assets of an institution are overvalued on its books, it may be ordered to establish and maintain a specific reserve in an amount equal to the determined overvaluation, which may result in a charge against operations to the extent of the overvaluation. FDIC insurance may be terminated, after notice and hearing, upon a finding that an insured institution is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operating, does not meet minimum regulatory capital requirements, or has violated any applicable law, rule, regulation or order of or condition imposed by the FDIC. FIRREA has resulted in increased costs for the Bank including examination fees, and deposit insurance premiums. In addition, the Bank expects reduced dividends from FHLB stock due to substantial contributions which will be required from the Federal Home Loan Banks to fund the Resolution Trust Corporation. Increased financial pressure on the FHLB System may also result in higher rates on borrowings by the Bank from the FHLB in the future. Finally, other adverse effects may result from the application of more rigorous standards in regulatory examinations of savings associations.

  LIQUIDITY AND RESERVE REQUIREMENTS

  The Director of the OTS must adopt regulations providing for a minimum liquidity requirement for thrift institutions. The minimum liquidity requirement must be in a range of 4% to 10% of an institution's withdrawable accounts and borrowings payable on demand or with maturities of one year or less. Current OTS regulations, which may be modified by the Director of the OTS, provide that each thrift institution must maintain an average daily balance for each calendar month of liquid assets equal to at least 5% of the sum of its average daily balance of net withdrawable deposit accounts plus borrowings payable in one year or less. Each thrift institution must maintain an average daily balance for each calendar month of short-term liquid assets equal to at least 1% of its average daily balance of net withdrawable deposit accounts plus short-term debt. Management believes the Bank is in compliance with these requirements.

  The Bank is also subject to Federal Reserve Board reserve requirements imposed under Regulation D. These requirements, which are subject to change from time to time, call for minimum levels of reserves based on amounts held in transaction accounts. The Bank was in compliance with these reserve requirements on December 31, 1994.

  INSURANCE OF ACCOUNTS

  The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") administered by the FDIC up to $100,000 per insured depositor. Deposit insurance premiums are assessed on a risk weighted basis, as defined by the FDIC, with well-capitalized and well-managed institutions paying a lower percentage on deposits than institutions with deficiencies.

  Currently, those institutions that pose the lowest risk of loss to SAIF pay $0.23 per $100.00 of insured deposits, and those institutions that pose the greatest risk of loss to SAIF pay $0.31 per $100.00 of insured deposits.

  The Bank was recently assigned a risk classification assessment of $0.23 per $100.00 of insured deposits. The assignment was based on an examination of the Bank conducted in 1994. This assessment classification of the Bank will be reviewed semi-annually by the FDIC.

  FDICIA requires the FDIC  to establish regulations setting  up a  risk-based
  deposit  insurance  premium schedule.    In addition,  the  FDIC  can impose
  special assessments.

  In early 1995, the FDIC proposed to amend its regulation on assessments to establish a new assessment rate schedule varying between 0.04 percent of total adjusted deposits and 0.31 percent of total adjusted deposits for members of the Bank Insurance Fund ("BIF") to apply to the semiannual period in which the reserve ratio of the BIF reaches the designated reserve ratio of 1.25 percent of total insured deposits and to semiannual periods thereafter. Based on current projections, the BIF reserve ratio is expected to reach 1.25 percent of insured deposits between May 1 and July 31, 1995. Such a reduction in BIF assessment rates would benefit banks whose deposits are insured by BIF and may put the Bank at a competitive disadvantage.

  ACCOUNTING AND INVESTMENTS

  During the  past several  years, there  has been  an ongoing  review of  the accounting principles and practices used by financial institutions for certain types of transactions. As a result of this process, there have been new accounting pronouncements. This review is expected to continue by thrift and banking regulators, the SEC, the FASB, the AICPA and other organizations, and further developments may be forthcoming.

  The SEC has advocated market value accounting for financial institutions and has urged the AICPA and the FASB to require that banks and other financial institutions account for assets at their market value. The SEC's position has been criticized by the Federal Reserve Board and is highly controversial. As of December 31, 1993, the Corporation adopted SFAS No. 115, "Accounting for Investments in Certain Debt and Equity Securities." The Bank classified certain mortgage-backed securities as assets available for sale, which resulted in an unrealized loss of $3,336,000, which is recorded as a separate component of stockholders' equity at December 31, 1994. Due to the requirements of SFAS No. 115, capital levels may be more volatile.

  CERTAIN LENDING RESTRICTIONS

  FIRREA generally subjects savings banks to the same loans-to-one borrower limitations that are applicable to national banks. The new loans-to-one borrower limitations are substantially more restrictive than the limitations previously imposed on savings banks. Prior to the enactment of FIRREA, a savings bank could generally lend an amount equal to its entire regulatory capital to one borrower. With certain limited exceptions, the maximum amount that a savings bank may now lend to one borrower (including certain related entities of such borrower) is an amount equal to 15% of the savings bank's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of "readily marketable collateral."

  FIRREA generally limits the amount that a savings bank may invest in commercial real estate loans to 400% of capital. FIRREA does not require a savings bank to divest itself of commercial real estate loans in excess of such limitation acquired prior to the enactment of FIRREA.

  THE COMMUNITY REINVESTMENT ACT

  The Community Reinvestment Act ("CRA") was enacted in 1977 by Congress to eliminate the practice by some financial institutions of denying or restricting credit for the purchase or improvement of homes in areas of a community where the risk of loan losses is believed to be high. The Bank's CRA compliance is monitored by the OTS. Management believes the Bank's compliance with CRA is satisfactory.

  CLASSIFICATION OF ASSETS

  The Bank classifies its problem assets on the same system as used by commercial banks. An asset is classified substandard when it has a well-defined weakness or weaknesses. A substandard asset is one that is inadequately protected by the net worth or paying capacity of the obligor or by the collateral, if any. An asset is classified doubtful where some loss seems very likely but there is still sufficient uncertainty to permit the asset to remain on the books at its full value. The possibility of a loss on an asset classified doubtful is high, but because of important and reasonably specific pending factors which may work to the strengthening of the asset, its classification as loss is deferred until its more exact status may be determined. An asset, or a portion thereof, is classified as loss when it is considered uncollectible and of such little value that continuance as an asset without establishment of a specific reserve is not warranted. Assets that do not warrant classification as substandard, doubtful or loss, but possesses credit deficiencies or potential weaknesses deserving management's close attention are classified as special mention.

  Assets may be classified in whole or in part, and part of an asset may be classified in one category, and part in a different category. Insured institutions are required to self-classify their assets. These classifications are reviewed as part of the regulatory examination process. An institution is required to have general valuation allowances that are adequate in light of its level of classified assets. When an asset or portion of an asset has been classified as loss, the institution must either charge-off 100% of the portion classified as loss or establish a specific valuation allowance in a like amount. Specific allowances may not be included in regulatory capital, while general reserves are included in risk-based capital, subject to certain limitations.

  RESTRICTIONS ON DISTRIBUTIONS

  Capital distributions by institutions such as the Bank, including dividends, stock repurchases, redemption of securities and cash-out mergers are subject to restrictions tied to the institution's capital levels after giving effect to such a transaction.

  OTHER LAWS AND REGULATIONS

  The Bank is subject to a wide array of other laws and regulations, both federal and state, including, but not limited to, usury laws, the Equal Credit Opportunity Act and Regulation B, the Electronic Fund Transfer Act and Regulation E, the Truth-in-Lending Act and Regulation Z and the Real
  Estate Settlement Procedures Act and Regulation X. The Bank is also subject to laws and regulations that may impose liability on lenders and owners for clean-up costs and other costs stemming from hazardous waste located on property securing real estate loans made by lenders or on real estate that is owned by lenders following a foreclosure or otherwise. Although the Bank's lending procedures include measures designed to limit lender liability for hazardous waste clean-up or other related liability, the Bank has engaged in significant commercial lending activity and there is some uncertainty as to the circumstances under which lenders may be held liable for hazardous wastes.

  REGULATION OF THE CORPORATION

  The Corporation is subject to regulation as a savings and loan holding company. It is required to register with the OTS and is subject to OTS regulations, examinations and reporting requirements relating to savings and loan holding companies. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Corporation and with other companies affiliated with the Corporation.

  The Home Owners Loan Act ("HOLA") generally regulates acquisitions by a savings and loan holding company, directly or indirectly, of certain interests in other savings institutions (or a holding company thereof). Savings institutions may also be subject to the Federal Change in Bank Control Act if the provisions of HOLA do not apply.

  HOLA provides generally that an insured savings institution subsidiary of a holding company is subject to the restrictions on affiliate transactions set forth in the Federal Reserve Act sections 23A and 23B. In addition, an insured institution may not buy securities from an affiliate, except for shares of stock of a subsidiary, and it may not make loans to an affiliate engaged in a non-banking activity. The OTS can adopt additional restrictions upon affiliate transactions. Thrift institutions are also subject to Section 22(h) of the Federal Reserve Act, which restricts a financial institution's ability to make loans to "insiders" (executive officers and directors) and permits the OTS to impose additional restrictions on loans to insiders.

  HOLA authorizes the OTS or the FDIC to identify holding company activities that present excessive risk to insured institutions, and to restrict, among other things, dividends to the holding company and other affiliate transactions. If the Bank were to lose its status as a QTL, the Corporation would thereafter be treated as a bank holding company, resulting in additional restrictions on its activities and other possible negative effects. Reference is made to the additional information, financial statements and footnotes thereto presented in Items 6, 7 and 8 of this Report for additional financial information.

  RECENT LEGISLATION

  Federal legislation was enacted in 1994 which will repeal effective June 1, 1997, certain restrictions on the establishment of interstate branches by national banks and state-chartered banks. In addition, one year after the enactment of the legislation, bank holding companies will be generally permitted to buy banks in any state. Management expects that such legislation will primarily benefit competitors of the Bank.

  The  following  statistical   information  is  presented  to  facilitate  an
  understanding of the Corporation's operations.

  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

  ANALYSIS OF INTEREST CHANGES DUE TO VOLUME AND CHANGES IN RATES (Amounts in Thousands)

                                               1994 over 1993                          1993 over 1992
                                     Changes Due to            Total       Changes Due to             Total
     Interest-Earning Assets         Volume      Rate         Changes      Volume        Rate        Changes
     Securities Held to Maturity
     and Other Short-term
     Investments                      $1,448        $(70)      $1,378     $   102      $   (339)     $   (237)
     Federal Funds Sold                 (180)         60         (120)        (80)          (23)         (103)

     Securities Available for Sale      (690)        223         (467)        650        (1,720)       (1,070)

     Loan Receivables:
       Real Estate Loans                (383)       (586)        (969)     (1,676)       (2,168)       (3,844)

       Commercial Loans                   11         140          151         (96)                        (96)
       Other Loan Receivables             (4)          1           (3)       (161)           15          (146)

       Total Loan Receivables           (376)       (445)        (821)     (1,933)       (2,153)       (4,086)

     Total Interest-Earning
        Assets                           202        (232)         (30)     (1,261)       (4,235)       (5,496)
     Interest-Bearing Liabilities

     Savings Deposits                    249        (127)         122         889        (1,113)         (224)
     Other Time Deposits                 234        (249)         (15)       (959)       (1,963)       (2,922)

     Advances from Federal
      Home Loan Bank                    (761)       (745)      (1,506)        607          (905)         (298)

     Securities Sold Under
       Agreements to Repurchase
       and Other Borrowings              560         184          744      (1,353)         (487)       (1,840)
      Total Interest-Bearing
        Liabilities                      282        (937)        (655)       (816)       (4,468)       (5,284)

     Increase (Decrease) in
       Interest Differential         $   (80)    $   705      $   625     $  (445)      $   233       $  (212)

  Note: Changes not due entirely to changes in volume or rate have been allocated to volume.

  INVESTMENT PORTFOLIO
  (Amounts in Thousands)

  Investment Securities:

    Book Value on December 31

                                                                                 1994        1993          1992
     U.S. Treasury and other U.S. Government agencies                          $   348     $   199       $   200
     Other investment securities<F1>                                            48,735       8,730         8,374

     Total debt securities                                                      49,083       8,929         8,674


     Federal Home Loan Bank stock                                                4,128       3,858         3,357

     Other equity securities                                                         7           7             7

     Total equity securities                                                     4,135       3,865         3,364

     Total Investment Securities                                               $53,218     $12,794       $12,038


<F1>    Other  Securities  include bonds,  federal funds  sold mortgage-backed securities  and  securities  purchased  under  agreements  to  resell.
        Investments available for sale are not included in the maturity and yield analysis.

  Maturity and Yield Analysis of Debt Securities

  December 31, 1994


                                                                       Carrying         Average       Estimated
                                                                       Value            Yield<F1>     Fair Value

     Due one year or less                                             $ 3,650            6.20%        $ 3,663

     Due after one year through five years                             10,653            5.54          10,042
     Due after five years through ten years                             8,767            6.36           8,028

     Due after ten years                                               26,013            5.30          23,617

     Total investment debt securities                                 $49,083            5.61%        $45,350


<F1>    Average yields have  been calculated  using coupon rates adjusted  for amortization of premiums and discounts, not adjusted to fully taxable equivalent.

  The Corporation held no single issuer of securities, excluding the U.S. Government and U.S. Government agencies, included above in excess of 10% of stockholders' equity of the Corporation.

  LOAN PORTFOLIO
  (Amounts in Thousands)

  Types of Loan and Balances


     December 31                                   1994           1993           1992             1991           1990

     Real estate - mortgage                     $222,562        $232,740       $234,612        $261,251       $269,342
     Real estate - construction                   10,952           7,046          1,910             514
     Commercial                                    7,858           7,092          7,562           6,326          4,123
     Installment loans to individuals              1,033             768          1,052           2,440            733
     Other Loans                                   1,531           1,471          1,250           1,371            859
     Lease Financing                                                                                217          1,127
       Total loans and leases                    243,936         249,117        246,386         272,119        276,184
     Less unamortized loans fees                   1,021           1,037            802             944            709
     Less allowance for possible
       losses                                      6,682           5,610          6,678           6,545          6,704

     Net Loans                                  $236,233        $242,470       $238,906        $264,630       $268,771


  Maturities and Sensitivity to Changes in Interest Rates
  (Excluding Real Estate Mortgages, Installment Loans to Individuals and Other Loans and Leases)

                           1 Year             1 Year to                   Over
                           or Less             5 Years                   5 Years               Total

                                         Variable       Fixed      Variable       Fixed

     Commercial             $ 4,144       $    918      $ 898       $ 598       $ 1,300        $ 7,858

     Real estate-
     construction            10,952                                                             10,952

     Risk Elements
                                 1994            1993             1992             1991             1990

     Non-accrual loans          $  950          $ 2,242          $ 4,047          $ 2,823          $12,310

  According to the policies of the Corporation, no loans past due more than 90 days continue to accrue interest. At December 31, 1994, the Corporation deducted from interest income $66,350 interest accrued but unpaid on nonaccrual loans. Renegotiated loans have been insignificant.

  The accrual of interest income is generally discontinued when loans become more than 90 days past due. However, when a large commercial real estate loan becomes 30 days or more delinquent, the prospects for curing the delinquency are reviewed. If it does not appear that the delinquency will be easily cured, the loan is placed on a non-accrual status prior to becoming 90 days or more delinquent. Loans that have matured, but continue to make principal and interest payments, are not reported as delinquent.

  Potential Problem Loans and Loan Concentrations

  At December 31, 1994, the Corporation has identified $8.3 million of loans and real estate acquired in settlement of loans (net of specific allowances) with various weaknesses or deficiencies, including present and/or past delinquencies in payments. This compares with $13.6 million of such assets at December 31,1993. At December 31, 1994 and 1993, real estate loans included $318,000 and $807,000, respectively, on which the Corporation had filed notice of default with the borrower, which begins foreclosure proceedings, and/or where the borrower has declared bankruptcy.

  Concentrations of non-residential real estate loans classified by property type at December 31, 1994 are as follows:

   Property Type                                              Carrying Amount

   Office Buildings (includes medical and bank)                  $15,215,000
   Industrial and warehouse (includes light
    industrial)                                                   10,853,000
   Retail and wholesale                                           27,002,000
   Motel or hotel                                                 18,469,000
   Nursing home, convalescent center or hospital                  10,375,000
   Mobile home parks                                               3,682,000
   Service (gas station, fast food, car wash,
    convenience stores, etc.)                                      2,637,000
   Restaurant                                                      1,409,000
   Other commercial (recreation facilities, mini-
    storage, farm, hydro-electric, auto-dealers,
    truck terminal and other single-use property)                 11,893,000


  Commercial real estate loans listed by the state in which the property is located at December 31, 1994 are as follows:

   State                                      Book Value

   Alaska                                   $    374,000
   Arizona                                     2,707,000
   California                                 36,975,000
   Colorado                                      996,000
   Idaho                                      16,343,000
   Montana                                     6,074,000
   New Mexico                                  1,752,000
   Nevada                                        365,000
   Oregon                                      2,270,000
   Utah                                       33,334,000
   Wyoming                                       346,000

  Other Interest-Earning Assets

  The Corporation did not have any other interest-earning assets that would have been reportable above had they been classified as loans.

  Summary of Loan Loss Experience
  (Amounts in Thousands)

  Changes in the allowance for losses are as follows:

                                                     1994          1993         1992          1991           1990

     Balance, beginning of year                     $5,610        $6,678       $6,545        $6,704        $12,735

     Loans charged off:

        Real estate mortgage                                         391           73         2,208          6,883
        Real estate construction
        Commercial                                      21            45                         26            799
        Installment loans to
         individuals                                     7             2                                         9
        Other loans and leases                          17             8                        197            494

           Total loans charged off                      45           446           73         2,431          8,185

     Recoveries:

        Real estate mortgage                            15           308          220           150
        Real estate construction
        Commercial                                      49            66           99           200             41
        Installment loans to
         individuals                                                                5
        Other loans and leases                           5             1

           Total recoveries                             69           375          324           350             41

     Provision charged (credited) to
      expense                                        1,048          (997)        (118)        1,922          2,113

     Balance, end of year                           $6,682        $5,610       $6,678        $6,545         $6,704

     Net charge offs to average loans                0.02%         0.18%        0.03%         0.78%          2.87%

  The Corporation determines the amount to be provided for loan and lease losses on a quarterly basis, based on management's judgment as to the adequacy of the allowance for possible losses. Various factors are considered in making this judgment, such as the size, composition, collateral and quality of the loan and lease portfolios; levels of delinquent or troubled loans and leases; historical charge-off percentages; specifically identified allocations of the reserve; the amount of the reserve that is unallocated; and prevailing local and national economic conditions.

  The purpose of an allowance for possible loss is to recognize losses which are probable and estimable. Allowances are established using the OTS Classifications of Assets Regulation to determine category risk. Assets classified pass, special mention, substandard or doubtful generally trigger allowances categorized as general, while loss classification triggers a specific allowance or charge off. General and specific allowances are estimated based on the loan collateral and the factors mentioned above.

  The allocation by loan category of the allowance for possible losses are as follows at December 31, 1994:

                                                                 Percent
     Applicable to:                             Amount        to Total Loans

     Real Estate Mortgage                       $5,259             91.2%
     Real Estate Construction                      146              4.5
     Commercial                                  1,247              3.2
     Installment Loans for Individuals              17               .4
     Other Loans                                    13              0.7

     Total                                      $6,682            100.0%

   DEPOSITS
   (Amounts in Thousands)
   Average Deposits and Rates
                                               1994                           1993                          1992

                                       Average       Average           Average       Average         Average       Average
                                       Balance       Rate              Balance       Rate            Balance       Rate

     Interest bearing demand           $ 53,520      1.81%             $ 50,793      1.86%           $ 42,144      2.96%
     Savings                             51,445      3.20                46,510      3.31              35,220      4.23
     Time                               197,190      4.41               191,987      4.45             213,452      5.37

         Total                         $302,155      3.74%             $289,290      3.81%           $290,816      4.87%

   Maturity Schedule of Time Certificates of Deposit Over 100,000

   Remaining Maturity                            December 31, 1994

   3 months or less                                   $  6,232
   3 to 6 months                                         2,108
   6 to 12 months                                        2,695
   Over 12 months                                       25,725

   Total                                              $ 36,760

  RETURN ON EQUITY AND ON ASSETS

                                                                                   Year Ended December 31

                                                                               1994        1993        1992

   Ratio of net income to average total assets                                 1.19%       1.64%       0.70%
   Ratio of net income to average total equity                                13.77%      20.83%      12.08%
   Ratio of average total equity to average total assets                       8.64%       7.88%       5.78%

   No dividends have been paid by the Corporation as of the end of the above reported periods.

   SHORT-TERM BORROWINGS
   (Amount in Thousands)
                                                                1994         1993           1992

     Balance outstanding at December 31
       (including accrued interest payable):

     Amount                                                   $20,470      $ 44,996       $ 8,465

     Weighted average interest rate                              6.30%         3.60%         4.82%

     Average borrowing for the year:

       Outstanding                                            $27,409       $13,412       $39,548

       Weighted average interest rate                            5.34%         5.11%         4.26%

     Largest amount outstanding at month-end                  $36,754       $44,996       $57,685

  The above short-term borrowings are securities sold under agreements to repurchase and generally mature within three months.

  Item 2.  PROPERTIES

  The  following  table  sets  forth  certain  information   relating  to  the
  ownership of the Bank's offices as of December 31, 1994:


                                  Leased
                                  or
              Location            Owned   Lease Expiration Date

   Executive Office

     Salt Lake City, Utah
       115 South Main Street      Owned

   Branch Offices

     Salt Lake City, Utah
       201 South Main Street      Leased  February 28, 2002; renewable for up
                                          to two additional terms of five years
                                          each.
     Salt Lake City, Utah
       4041 South 700 East        Leased  May 15, 2002; renewable for up to two
                                          additional terms of five years each.

     Salt Lake City, Utah
       1360 South Foothill Blvd.  Leased  July 1999; renewable for one additional term of five years,
                                          subject to operator's approval.

     Salt Lake City, Utah
       5510 South 900 East        Leased  March 31, 2003; renewable for up to
                                          two additional terms of five years
                                          each.

     Salt Lake City, Utah
       3981 South Wasatch Blvd.   Leased  December 31, 1999; renewable for one
                                          additional term of five years.

     Sandy, Utah
       7850 South 1300 East       Leased  June 30, 1998; renewable for up to
                                          two additional terms of five years
                                          each.

     Ogden, Utah
       2661 Washington Boulevard  Owned

     Ogden, Utah
       4411 Harrison Boulevard    Owned

     Provo, Utah
       310 North University       Owned
       Avenue

     Butte, Montana (Satellite)
       49 North Main & Broadway   Owned

     Butte, Montana
       3701 Harrison Avenue       Owned


  The  Bank  occupies  approximately  31,500  square  feet  of  space  in  the executive office at 115 South Main Street, Salt Lake City, Utah. The remainder of the space (approximately 21,500 square feet) is available to lease to others for general office purposes, 11,000 square feet of which is currently leased. The Bank also leases space to others in its Ogden, Provo and Butte branch offices. Each of the properties is adequate and suitable for the purposes for which it is being used.


  Item 3. LEGAL PROCEEDINGS

  Richard Madsen vs. Prudential Federal Savings and Loan Association, Third Judicial District Court of Salt Lake County, State of Utah, Civil No. 226073, filed February 1975.

  This is an alleged class action seeking compensation for the use of loan reserves for taxes and insurance. The District Court granted the Bank's (formerly known as Prudential Federal Savings and Loan Association) motion for summary judgment dismissing the complaint. Plaintiff appealed to the Utah Supreme Court. The Utah Supreme Court reversed the summary judgment on January 14, 1977, and ordered the case remanded for further proceedings. In October, 1977, plaintiff amended the complaint to allege a plaintiff class action on behalf of all mortgagors in the State of Utah against a defendant class of all mortgage lenders in Utah, of which the Bank would be the representative defendant. In October, 1981, plaintiff filed an amended complaint in the matter. The amended complaint, in addition to requesting an accounting, requests that the Bank and other members of the alleged defendant class pay to the plaintiffs, and all other members of the alleged plaintiff's class, profits earned from the past use of escrow funds, annual payments in the future for the use of escrow funds, punitive damages of $10,000,000 and 4% interest on the reserve account of each member of the plaintiff's class or $100, whichever is more, from June 30, 1979. The trial court also denied the Bank's motion for summary judgement and ruled that the Bank must account to plaintiff Madsen only for net earnings, if any, made on his reserve account.

  Trial of this case was held in September, 1985. At the conclusion, of the trial, the Court directed judgment in favor of plaintiff Madsen in the amount of $134.70. Before judgment was entered, the Bank moved for disqualification of the trial judge, which was granted on January 16, 1986, and was retroactive, so that all of the trial judge's orders were vacated. Thereafter, plaintiff's petition to the Utah Supreme Court for interlocutory review of the disqualification order was granted. During 1988, the Utah Supreme Court reversed the lower court's disqualification of the trial judge. The case was remanded to the trial court for entry of findings of fact and conclusions of law.

  The trial court on March 22, 1990, entered its findings of fact and conclusion law. The trial court entered judgment on April 30, 1992, awarding $134.70 to plaintiff, plus costs of court and 10% interest from the date of the trial to the date of judgement, plus post-judgment interest. The judgment also orders that a special master be appointed to survey the Bank's records to determine a feasible method for identifying class members and for identifying records from which a computation of damages can be made for class members. A consequence of the judgment may be that a class of plaintiffs, whose trust deeds in favor of the Bank contain similar language as that contained in the plaintiff's trust deed, may recover a substantial judgment against the Bank. The trial court certified the judgment as final and directed its entry so that an appeal may be taken. The trial court stayed, pending appeal, that portion of the judgment ordering that a special master be appointed to identify the defendant class and calculate damages. Both the individual plaintiff in this case and the Bank filed notices of appeal to the Utah Supreme Court.

  The Supreme Court ruled that the appeals were premature and returned the case to the trial court. In June, 1994, the trial court appointed a special master to identify class members and compute damages. The trial court ordered the Bank to pay the initial costs incurred by the master in determining what records the Bank has available and what is the best and most economical method of locating class members and computing damages. The master completed his initial survey of Bank records and filed his initial report in February, 1995. The amount of the damages that may be awarded against the Bank cannot be determined at this time. Appeal must await the trial court's determination of class issues.

  Yvonne Webber v. Olympus Bank (Second Judicial District Court, Silver Bow County, State of Montana, Civil No. 94-c-554).

  This  is a  wrongful  discharge  suit filed  on  December 29,  1994.   Ms.
  Webber's position as a loan processor was eliminated and she was laid off as part of a general reduction in work force. The suit seeks unspecified damages for four years' lost wages and benefits and punitive damages for termination allegedly in violation of Montana's Wrongful Discharge Act, the Bank's personnel policies and public policy.

  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None


                                     PART II

  Item 5. MARKET  FOR THE  REGISTRANT'S COMMON  STOCK AND  RELATED STOCKHOLDER
           MATTERS

  TRADING

  The common stock, $1.00 par value, of the Corporation is traded on the National Association of Securities Dealers Automated Quotation Service ("NASDAQ") National Market System. The following table sets forth, for the respective periods indicated, the closing prices of the common stock on the NASDAQ National Market System, based upon actual transactions, as reported and summarized by NASDAQ.


   1994                      High                      Low
   First Quarter             15 3/4                    11 1/4
   Second Quarter            13 3/4                    10 1/4
   Third Quarter             14 3/4                    13 1/4
   Fourth Quarter            15                        14 1/4

   1993                      High                      Low
   First Quarter              9 1/2                     6 1/2
   Second Quarter            11 1/4                     8 3/4
   Third Quarter             15                        10 1/2
   Fourth Quarter            14 1/2                    12 1/2

  As of March 25, 1995, there were 11,895 record holders of the common stock.


  DIVIDENDS

  No  dividends  have   been  paid   to  stockholders  since   1981,  and   no
  determination has been made as to when, if at all, dividends may be paid to stockholders of the Corporation in the future.

  As a unitary savings and loan holding company, the Corporation's ability to pay dividends depends in part on the dividends it receives from the Bank and on income from other activities in which the Corporation may engage either directly or through other subsidiaries. As a condition of the February 1983 FHLBB approval of the reorganization in which the Bank became a subsidiary of the Corporation, dividends paid by the Bank are limited to net income for each year, but such dividends may be deferred to a subsequent year. However, no dividend may be paid from net income for a year prior to 1983 or if the payment of such dividends would reduce the Bank's regulatory capital below the regulatory minimums set by the OTS. To the extent dividends have been paid by the Bank to the Corporation, such funds have been used in the conduct of the business of the Corporation.

  Item 6.  SELECTED FINANCIAL DATA

  FINANCIAL HIGHLIGHTS


    FOR THE YEAR                                   1994          1993           1992         1991          1990

                                                  (Dollar Amounts in Thousands except Earnings and Stockholders'
                                                    Equity Per Share)

     Interest Income                            $ 27,592      $ 27,430       $ 33,109     $ 39,545      $ 48,833
     Interest Expense                             13,830        14,485         19,769       29,665        40,513
     Net Interest Income                          13,762        12,945         13,340        9,880         8,320
     Provision for (Recovery of)
       Loan Losses                                 1,048          (996)         2,038        1,922         2,113
     Gain on Sale of Loans and
       Investments                                   287         2,519          1,209          480           457
     Provision for Loss on Real Estate
       Acquired in Settlement of Loans                54           576          1,130        1,457         1,528
     Net Income                                    4,711         6,343          2,835          345           858
     Primary Earnings Per Share                     1.45          1.97           1.06         0.14          0.34
     Return on Average Equity                      13.77%        20.83%         12.08%        1.57%         3.73%
     Return on Beginning Equity                    14.12%        23.50%         12.98%        1.60%         4.16%
     Return on Average Assets                       1.19%         1.64%          0.70%        0.08%         0.16%

     AT YEAR END

     Total Assets                               $392,253      $414,169       $380,480     $403,693      $450,466
     Loan Receivable-Net                         236,234       242,470        239,906      264,630       268,771
     Securities Held to Maturity                  51,912        12,713          7,058       16,414        25,174
     Securities Available for Sale                74,017      132,196         103,835
     Mortgage-Backed Securities                                                             90,661       122,758
     Deposits                                    286,599       294,561        291,651      292,713       291,580
     FHLB Advances, Securities Sold
       Under Agreements to Repurchase
       and Other Borrowings                       67,291        81,646         57,562       83,168       113,548
     Stockholders' Equity                         35,032        33,364         26,987       21,849        21,504
     Stockholders' Equity Per Share              $ 11.18      $  10.76        $  8.82      $  8.57       $  8.43


  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  Olympus Capital Corporation and Subsidiaries

  This discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Annual Report.

  The following table includes average balance information and the calculated average rate earned or paid on assets and liabilities and is presented to facilitate discussion of the Corporation's financial condition and results of operations.

  AVERAGE BALANCE SHEET/YIELDS AND RATES
  for the Twelve Months Ended December 31, 1994, 1993 and 1992
  (Unaudited)

                                         1994                                1993                                 1992
                            Average                 Average      Average                 Average     Average                Averag

ASSETS                      Balance     Interest      Rate       Balance     Interest      Rate      Balance     Interest    Rate
                                                                  (Dollar Amounts in Thousands)

Interest-earning Assets:

Securities Held to
 Maturity and Other Short
 -term Investments          $ 50,890     $ 2,337     4.59%    $  18,940     $   959      5.06%    $  15,952     $  1,196      7.50%
Federal Funds Sold             1,606          68     4.23         5,869         188      3.20         8,397          291      3.47
Securities Available for
  Sale                        92,721       4,806     5.18       106,048       5,273      4.97        93,051        6,343      6.82

Loan Receivables<F1>
  Real Estate Loans          229,745      18,509     8.06       234,431      19,478      8.31       254,653       23,322      9.16
  Commercial Loans             7,342         729     9.93         7,225         578      8.00         8,433          674      8.00
  Other Loans
      Receivable               2,187         199     9.10         2,241         202      9.01         4,018          348      8.66

Total Loan Receivables       239,274      19,437     8.12       243,897      20,258      8.31       267,104       24,344      9.11

Total Interest Earning
  Assets                     384,491     $26,648     6.93%      374,754     $26,678      7.12%      384,504      $32,174      8.37%
Other Assets, Net             11,592                             11,629                              21,419

Total Assets                $396,083                           $386,383                            $405,923


LIABILITIES AND
STOCKHOLDERS' EQUITY

Interest-bearing
Liabilities:
Savings Deposits            $104,964     $ 2,602     2.48%     $ 97,392    $  2,480       2.55%    $ 77,441      $ 2,704      3.49%
Other Time Deposits          197,191       8,528     4.32       191,898       8,543       4.45      213,375       11,465      5.37
Advances from Federal
  Home Loan Bank              27,914       1,235     4.42        45,134       2,741       6.07       35,116        3,039      8.65
Securities Sold Under
 Agreement to Repurchase
 and Other Borrowings         27,409       1,465     5.34        16,910         721      4.26        48,665        2,561      5.26

Total Interest-Bearing
  Liabilities                357,478     $13,830     3.87%      351,334     $14,485       4.12%     374,597      $19,769      5.28%
Other Liabilities              4,383                              4,602                               7,850
Stockholders' Equity          34,223                             30,447                              23,476

Total Liabilities and
  Stockholders' Equity      $396,084                           $386,383                            $405,923

Net Interest Spread                                  3.06%                               3.00%                                3.09%

Net Interest Income/
  Earning Assets                         $12,818     3.33%                  $12,193       3.25%                  $12,405      3.23%


<F1> Loans and leases include non-accrual loans and are shown net of unearned discount and allowance for possible losses. Interest on loans and leases excludes fees.


  RESULTS OF OPERATIONS


  The following table highlights results of operations and earnings per share for the years ended December 31,

                                         1994          1993            1992

    Net income                        $4,711,000    $6,343,000     $2,835,000
    Primary earnings per share              1.45          1.97           1.06
    Fully diluted earnings per share        1.44          1.95           0.04

  NET INTEREST INCOME

  A significant component of the Corporation's income is net interest income. Net interest income is the difference between interest earned on loans, investments and other interest-earning assets ("interest income") and interest paid on deposits and other interest-bearing liabilities ("interest expense"). Net interest margin, expressed as a percentage, is net interest income divided by average interest-earning assets. Changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the levels of non-performing assets affect net interest income and net interest margin. Net interest spread is the difference between the yield on interest-earning assets and the percentage cost of interest-bearing liabilities.

  The following table highlights net interest income for the years ended December 31,

                                                          1994                  1993                    1992
     Net interest income
       including loan origination fees                $13,762,000           $12,945,000             $13,340,000

     Change from previous year                            817,000              (395,000)              3,460,000
     % change from previous year                             6.31%                (2.96%)                 35.02%

     Net interest spread                                     3.06%                 3.00%                   3.09%
     Net interest margin                                     3.33%                 3.25%                   3.23%

     Net interest margin including
       loan origination fees                                 3.58%                 3.45%                   3.47%

  The Corporation's modest increase in the net interest margin for 1994 as compared to 1993 and 1992 is the result of a greater proportion of earning interest assets when compared to interest bearing liabilities, which increased from 103% of interest bearing liability in 1992 to 105% in 1994. Lower levels of non-performing assets have had a positive impact on the total interest earning assets falling from $9,310,000 at the end of 1992 to $950,000 at the end of 1994. Additionally, the effects of generally lower interest rates experienced primarily in 1993 continued to benefit net interest income in 1994.

  The  following  table  highlights  interest  income  for   the  years  ended
  December 31,

                                                         1994                  1993                    1992

     Total interest income                             $27,592,000           $27,430,000             $33,109,000

     Change previous year                                  162,000           (5,679,000)             (6,436,000)
     % change from previous year                              0.59%              (17.15%)                (16.28%)

     Total interest income/average
       interest earning assets                                7.18%                7.32%                   8.61%

  The greatest decline in interest income from 1992 to 1994 occurred in the real estate loan portfolio. Income from real estate loans declined $3,844,000 from 1992 to 1993 and $969,000 from 1993 to 1994 as a result of a decline in both average balances and rates. Real estate loan average portfolio balances declined $20,222,000 from 1992 to 1993 and $4,685,000 from 1993 to 1994. The commercial real estate portfolio average balance outstanding declined just under $20,000,000 from 1993 to 1994. During the first quarter of 1994, a large commercial real estate loan borrower prepaid approximately $11,000,000 of commercial real estate loans. Until recently, federal banking regulations prohibited the Corporation from originating non-residential real estate loans, except to finance the sale of commercial real estate acquired in settlement of loans (REO). Multi-family real estate loan average balances increased $6,000,000 from 1993 to 1994, and average outstanding balances on home equity loans increased $2,500,000 for the same period. Average funded balances on construction loans increased $6,700,000 from 1993 to 1994. The balance of the decline in interest in the real estate portfolio from 1993 to 1994 was in single family real estate loans. The average interest rate received for the real estate portfolio fell 0.85% from 1992 to 1993 and 0.25% from 1993 to 1994.

  During the year ended December 31, 1994, interest income from securities available for sale decreased by $467,000 compared to the same period in 1993. This decline was primarily the result of a decrease in the average balance of investments available for sale of $13,326,000 for 1994 as compared to 1993. The interest rate earned on these investments for the year ended December 31, 1994 was 4.58% compared to 4.62% for the same period in 1993. During 1994, dividend income from FHLB stock declined $230,000 compared to the same period in 1993. The dividend paid by the FHLB for 1994, was 6.82% compared to 14.13% for 1993. During the first quarter of 1994 the Bank reclassified to securities held to maturity approximately $40,000,000 of mortgage backed securities previously reported as available for sale. This reclassification was the principal reason income from investment securities for the year ended December 31, 1994, increased by $1,486,000. During the year , the average balances of securities held to maturity increased $27,687,000 compared to the same period in 1993.

  Interest income on commercial loan increased $152,000 for the year ended December 31, 1994 as compared to 1993. This follows a $97,000 decrease in interest income on commercial loans from the year of 1992 to 1993. The increase in 1994 is primarily the result of an increase of 1.94% in the interest rate earned on this portfolio from 1994 as compared to 1993. The decrease from 1992 to 1993 resulted from lower average balances outstanding for the portfolio. Interest rates on most of the loans in this portfolio are adjustable and have adjusted higher as interest rates in general have increased during 1994. Loan origination fees for the year ended December 31, 1994 increased $192,000 over the same period in 1993 largely attributable to the increase in construction lending experienced in 1994. During 1994 the Bank originated $30,491,000 construction loans, primarily for residential housing, compared to $17,799,000 in 1993. The principal source for loan origination fees in the prior years of 1993 and 1992 was from residential mortgage loans originated for sale and an increased volume of loan refinancing. Deferred net loan fees collected at origination are recognized as income over the term of the loan or when the loans are sold or pay-off. During 1994, the Bank funded $17,283,000 for mortgage loans originated for sale compared to $66,228,000 during 1993 and $79,944,000 for 1992. From the portfolio of loans originated for sale, $23,450,000 principal balance was sold during 1994 compared to $66,437,000 which was sold during 1993 and $77,898,000 which was sold during 1992.

  The  following  table  highlights  interest  expense  for  the  years  ended
  December 31,

                                                         1994                  1993                    1992

     Total interest expense                            $13,830,000           $14,485,000             $19,769,000
     Change from previous year                            (655,000)           (5,284,000)             (9,896,000)
     % change from previous year                             (4.52%)              (27.73%)                (33.36%)
     Total interest expense/average
       costing liabilities                                    3.87%                 4.12%                   5.28%

  Average costing liabilities declined $17,119,000 from 1992 to 1994 and the average rate paid for such liabilities declined 1.41% for the same period. The aggregate average balance of deposits increased $11,339,000 from 1992 to 1994 and the average rate paid for such deposits fell 1.19% for the same period. The proposed merger with Washington Mutual Inc., has caused some uncertainty with customers and as a result deposit balances declined during the fourth quarter of 1994. The interest paid for all deposits increased $107,000 from 1993 to 1994 and declined $3,146,000 from 1992 to 1993.
  Advances from the Federal Home Loan Bank (FHLB) provide an additional source of funds for the Bank, though the cost of this funding source has generally been at interest rates higher than that paid on deposits. The average rate paid for FHLB advances fell 4.23% from 1992 to 1994 and the average balances of these advances declined $7,202,000. The interest paid for FHLB advances fell $1,506,000 from 1993 to 1994 and $298,000 from 1992 to 1993. During the year ended December 31, 1993 the Bank prepaid $25,000,000 of FHLB advances. The advances prepaid during 1993 had an average rate of 9.48%. Such prepayments resulted in prepayment penalties, which is reported as an extraordinary item for 1993. The average balances of other borrowing sources increased $10,499,000 from 1993 to 1994 and declined $31,755,000 from 1992 to 1993. During 1993, $5,100,000 of
  $9,000,000 of other borrowings consisting of an industrial revenue refunding bond liability was retired and the balance of the liability was assumed by the purchaser of the industrial building previously held in real estate acquired in settlement of loans. The average balance of repurchase agreements increased $13,997,000 from 1993 to 1994. Management uses this source of funding, together with FHLB advances, for the Corporation's liquidity needs not funded by deposits.

  PROVISION FOR LOSSES

  For the year ended December 31, 1994, the Corporation recorded a provision for loan losses of $1,048,000 as compared to a recovery of loan losses of $996,000 for the same period in 1993. The provisions for losses for 1994 were established for loans secured by Southern California properties in response to uncertainties caused by natural disasters and the overall weakness of the rental market for commercial space in the region.

  The recoveries of previous provisions for loan losses during 1993 were the result of lower non-performing asset levels and the satisfactory settlement of several troubled loans.

  OTHER INCOME

  Other  income  for the  year  ended  1994  was  $3,731,000  as  compared  to
  $4,553,000  and   $2,500,000  for  the  same  periods  in   1993  and  1992,
  respectively.

  Fee income increased $964,000 from 1993 to 1994. The largest components of fee income are loan servicing fees, fees and charges on deposits, and prepayment fees on the pre-payment of commercial real estate loans. Loan servicing fees increased $253,000 from 1993 to 1994, due in part to additional purchases of mortgage servicing rights. Fees and charges collected on deposits increased $267,000 from 1993 to 1994 and increased $132,000 from 1992 to 1993, primarily the result of increased checking account balances and activity. During 1994 the Bank collected $282,000 on the prepayment of commercial real estate loans; prior years collections were not material. Other fees collected during 1994 increased $186,000 over 1993, the result of increased merchant credit card processing by the Bank for customers.

  The Corporation earned $840,000 from real estate operations in 1994 compared to $62,000 in 1993 and a loss of $583,000 for 1992. During 1994 the Corporation received $727,000 from the settlement or disposition of four commercial real estate properties. As of December 31, 1994 the Corporation held no REO, there can be no assurance that other loans will not result in REO in the future.

  Gain from the sale of loans and investments decreased $2,232,000 from $2,519,000 in 1993 to $287,000 in 1994. During 1993, the Bank sold mortgage servicing rights on loans serviced for others at a gain of $350,000. The balance of the decline is the result of fewer loans originated for sale and fewer sales at a gain, both caused by higher interest rates in 1994.

  Miscellaneous income fell $332,000 from 1993 to 1994, after falling $453,000 from 1992 to 1993. Miscellaneous income in 1992 included a tax refund totaling $363,000. Commissions and income from the sale of insurance products declined $318,000 from 1993 to 1994.

  OTHER EXPENSES

  Other expenses decreased $434,000 during 1994, following an increase of $1,043,000 during 1993 over 1992.

  From 1992 to 1994 compensation expense has increased $692,000. The Bank has opened six new branches since 1991, as well as adding commercial loan administration personnel and residential lending personnel due to increased demand for these services. Additionally, the increased volume of demand deposits has required additions to the operations staff. Besides opening six new branches, the Bank has relocated three additional branches to larger, more convenient locations. Occupancy expense increased $12,000 from 1993 to 1994 after increasing $219,000 from 1992 to 1993. Management believed that retail branches represented an opportunity to build low cost core deposits and to offer the Bank's lending products and services to a wider range of customers. The significant decline in both REO and non-accrual loans has led to a decrease in loan and collection expense of $426,000 from 1993 to 1994. The Bank was involved in several costly foreclosure proceedings during 1993, most of which had been concluded during 1993. Insurance expense, which includes Federal Deposit Insurance Corporation (FDIC) premiums for insured deposits, declined $129,000 from 1992 to 1993. During 1993 the Bank received the final installment of its secondary reserve credit. This credit reduced the FDIC insurance premium $415,000 for 1993. With no such credit in 1994 insurance expense increased $235,000 in 1994 as compared to 1993, even though the premium rate decreased in 1994. During the year ended December 31, 1994, the Bank recorded a $54,000 provision for the losses from REO as compared to a $576,000 provision for losses from REO for the same period in 1993. The reduction in the provision is a result of the decline in the level of REO. For 1994, other operating expenses increased $41,000 compared to the same period in 1993. During the year ended December 31, 1994, the Corporation spent $336,000 for legal and professional services associated with the proposed merger. Other legal fees increased $153,000 for 1994, as compared to 1993. Most of these costs were to review strategic alternatives in connection with an expression of interest to acquire the Corporation which was terminated earlier in 1994.

  INCOME TAXES

  The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective January 1, 1993. The cumulative effect of adopting SFAS No. 109 on the Corporation's financial statements was to increase income $338,000 during 1993.

  In 1992, the Corporation recorded an income tax benefit of $157,000 which resulted from a $197,000 deferred tax benefit offset by an estimate for Federal alternative minimum tax of $40,000. The Corporation has net operating loss carry forwards for financial statement purposes of approximately $4,527,000 which expire in the year 2003.

  ASSET/LIABILITY MANAGEMENT - INTEREST RATE RISK

  A mismatch between maturities and interest rate sensitivities of assets and liabilities results in interest rate risk. While a certain level of interest rate risk may be unavoidable, and may at times be desirable, management closely monitors and attempts to manage this risk. The Corporation's general objective has been to reduce its vulnerability to interest rate fluctuations over time. The principal strategies to achieve this objective include (1) emphasizing originations of shorter term and adjustable rate loans, (2) increasing core checking and other demand deposit accounts which are less sensitive to changes in interest rates, and
  (3) the use of interest rate swaps and interest rate cap agreements to minimize the consequences of rising interest rates on short-term deposits and borrowings.

  The Corporation uses primarily two techniques in managing and measuring interest rate risk, net interest income simulations and theoretical mark-to-market values for interest sensitive assets and liabilities. The net interest income simulation is a simulation of interest income and interest expense for a twelve month period under different scenarios. An initial scenario or base case was calculated using rates as of December 31, 1994. Additional scenarios were computed adjusting rates both up and down. The Corporation is negatively impacted by rising interest rates. Based on the simulation, net interest income would decline by approximately 8% for an increase of 200 basis points over the base rates.

  Theoretical market values were also computed using December 31, 1994 market rate information for both assets and liabilities. This provides a base case from which additional values for assets and liabilities are computed under varying fluctuations of the current interest rates. The net market value of portfolio equity, which is the theoretical market values of assets minus the theoretical market values of liabilities, as of December 31,
  1994, is approximately $42.5 million. Given the same 200 basis point increase in the base rates as discussed above, the net market value of portfolio equity would decline by approximately 9%.

  FINANCIAL CONDITION

  ASSETS

  Total consolidated assets at December 31, 1994, were $392,253,000, a decrease of $21,916,000 or 5.29% from the December 31, 1993 balance of $414,169,000. This resulted primarily from a decrease in investments of $18,979,000.

  SECURITIES HELD TO MATURITY AND LIQUIDITY MANAGEMENT

  Investment securities, including federal funds sold and Federal Home Loan Bank Capital stock, are used to provide liquidity and generate income. The following table sets forth the carrying values of each type of investment security held by the Corporation.

                                                                 December 31, 1994             December 31, 1993


     Federal Funds Sold                                                $ 1,306,000                  $     81,000
     U.S. Government Securities                                            348,000                       199,000

     U.S. Government Agency Securities                                   6,499,000                     6,498,000

     Mortgage-backed Securities                                         40,930,000                     2,151,000
     Federal Home Loan Bank Stock                                        4,128,000                     3,858,000

         Total                                                         $53,211,000                   $12,787,000

  Securities  held  to  maturity  increased  $38,928,000  during  1994,  while securities available for sale decreased $58,178,000. Securities held to maturity increased as the result of a reclassification of securities available for sale to securities held to maturity. The Bank charged the carrying value of the investment $462,000, with an offsetting entry to stockholders' equity for the difference between carrying value and the fair value at the date of reclassification. The Bank amortized $60,000 of this unrealized holding loss reported in equity during 1994, to offset the effect on interest income of the amortization of the discount created by this reclassification. The reclassified securities included fixed rate, fifteen year original maturity mortgage backed securities ("MBS"), MBS collaterized by loans with five and seven year balloon payments and MBS pledged as collateral for a long term letter of credit issued by the Bank. In reassessing the classification of these assets management concluded they bear many of the same characteristics as mortgage loans currently being originated for the Corporation's portfolio.

  The Corporation attempts to manage its liquidity position to meet the funding needs of depositors and borrowers in a prompt and cost-effective manner. Generally, the Corporation's liabilities have shorter maturities than the Corporation's assets. Hence, the Corporation's ability to retain deposits and renew advances and other borrowings can significantly affect liquidity. During 1994, although the assets had longer scheduled maturities, principal repayments and maturities of the assets provided ample liquidity to fund deposit withdrawals, other maturing liabilities, lending commitments, and capital expenditures. The Corporation believes it has enough assets that can be converted to cash through sale or used as collateral for borrowings to meet liquidity needs. The Bank is required by regulation to meet minimum liquidity levels. Management believes it continues to be in compliance with such requirements.

  SECURITIES AVAILABLE FOR SALE

  The Corporation categorizes as securities  available for sale  primarily MBS which are of the nature of those which have been actively purchased and sold in prior years. No purchases or sales of MBS occurred in 1994, including MBS held as securities available for sale. The decline of $58,178,000 from December 31, 1993 to December 31, 1994 is the result of the reclassification mentioned above combined with the receipt of both scheduled and unscheduled principal repayments. Securities available for sale are recorded at market value and unrealized gains or losses are recorded as a separate component of stockholders' equity. At December 31, 1994, the market value of these securities was $2,934,000 lower than the carrying value. The increase in the unrealized losses on securities available for sale is the result of the increase in interest rates experienced since the year end 1993.

  LOAN AND LEASE RECEIVABLE

  Loan and lease receivables totaled $236,234,000 at December 31, 1994, compared to $242,470,000 at December 31, 1993. The decrease in the ending balance is primarily the result of loans originated for portfolio of $84,742,000 during 1994 offset by principal payments (both scheduled and unscheduled) of $86,919,000 and the decline in loans originated for sale but unsold of $6,024,000.

  Real estate loans totaled $233,068,000 at December 31, 1994, down only slightly from December 31, 1992. This decrease is due to the amount of loans originated to be retained in the portfolio being less than the repayment of principal mentioned above. The Bank originates and retains multi-family real estate loans. During 1994 the Bank originated $5,528,000 of multi-family loans, compared to $10,202,000 during 1993. The Bank also originates construction loans primarily for single family residential properties. Construction loan disbursements for 1994 totaled $30,491,000 as compared to $17,799,000 for 1993. The balance of real estate loan originations are for financing of residential housing with the exception of $4,686,000 in commercial real estate loan origination. Real estate loans are reviewed by members of the Bank's loan committee or a direct endorsement underwriter prior to the time a loan commitment is made, and the loan must adhere to established underwriting standards and procedures designed to minimize the risk of originating a loan which may later result in default.

  The following table sets forth information for the Corporation's real estate loan originations and loan sales:

                                                                                December 31,
          Real estate loans originated:                                   1994                 1993

              Residential                                             $ 56,619,000         $ 106,824,000
              Commercial                                                 4,686,000             3,675,000
              Land                                                         293,000                12,000
              Construction                                              30,491,000            17,799,000

          Total originations                                          $ 92,089,000          $128,310,000

          Real estate loans sold                                      $ 23,450,000          $ 66,437,000

  At December 31,  1994  and  1993, the  Bank  had  extended lines  of  credit totaling $7,095,000 and $10,602,000, respectively, for mortgage loan originations. The lines of credit are used by mortgage bankers to originate and warehouse mortgage loans. During the years ended December 31, 1994 and 1993, the Bank disbursed $122,432,000 and $98,938,000, respectively, on these lines of credit. These originations are not included in the preceding table.

  The Bank currently maintains $101,535,000 in outstanding commercial real estate loans in its loan portfolio. The commercial real estate loan portfolio is subject to significant concentrations in single industries, single borrowers and geographical areas. A downturn in any one geographic area, industry, or a deterioration in the financial condition of one of the largest borrowers, could have a material adverse impact on the Corporation. A further decline in commercial real estate values in markets where the Corporation's commercial real estate loans are located or other unexpected events could cause losses with the result that capital of the Bank could be reduced below required levels.

  Real estate loans held for sale totaled $446,000 at December 31, 1994. All of these loans are fixed rate residential real estate loans which were originated for sale in the secondary market. With the increase in interest rates on residential real estate loans there has been a significant decline in applications and closings for long term fixed rate mortgages, especially to refinance an existing mortgage loan.

  Commercial business loans totaled $7,858,000 at December 31, 1994, an increase of $766,000, or 11% from December 31, 1993. Management has allocated additional resources for the origination of commercial business loans and growth was expected in this category of lending. Recognizing the generally increased risks associated with commercial business lending, the Bank originates commercial business loans in order to increase short-term or adjustable rate assets.

  Other  loans  receivable increased  $326,000  to a  total  of  $2,565,000 at
  December 31, 1994. The balance of other loans receivable are consumer loans, such as loans for automobiles and credit card loans. This area of lending has experienced slow growth due to competitive pressures.

  The allowance for losses on loans totaled $6,682,000 at December 31, 1994, compared to $5,610,000 at December 31, 1993. The allowance for losses is composed of specific allowances on particular loans and a general allowance for the loan portfolio. As of December 31, 1994, the total of specific allowances was $2,746,000, an increase of $1,220,000 from December 31,
  1993. The general allowance totaled $3,935,000 at December 31, 1994 compared to $4,084,000 at December 31, 1993. The general allowance is 1.62% of the loan and lease portfolio at December 31, 1994, as compared to 1.66% at December 31, 1993. It is difficult to predict which, if any, of the loans will become delinquent. The general allowance is 414% of non-performing loans at December 31, 1994, compared to 182% of non-performing loans at December 31, 1993. Management has closely monitored the adequacy of the allowance for possible losses, but the continuing evolution of the methodologies used to determine adequacy, the changing economic environment, the changing financial condition of the Bank's largest borrowers, and the evolving standards of the Federal Deposit Insurance Corporation ("FDIC") and the OTS may result in further additions to the allowance.

  NON-PERFORMING ASSETS & REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS

  Non-performing assets (principally non-accrual loans and REO) totaled $950,000 at December 31, 1994, compared with $5,297,000 at December 31, 1993. As of December 31, 1994, non-accrual loans totaled $950,000 compared to $2,242,000 at December 31, 1993. At December 31, 1994, non-accrual loans consisted primarily of commercial real estate loans, commercial installment loans and residential mortgage loans. At December 31, 1994, real estate loans that were non-accrual totaled approximately $843,000 as compared to $832,000 at December 31, 1993. At December 31, 1994, non-accrual commercial installment loans totaled $97,000 as compared to $1,408.000 at December 31, 1993.

  REO (including in-substance foreclosures) totaled $3,055,000 at December 31, 1993. The Corporation held no REO at December 31, 1994. The REO held was sold and the Bank has provided loans on market terms to some of these buyers. Pursuant to management's emphasis on resolving unsatisfactory credits through foreclosure proceedings or other actions, the Bank has commenced, and may in the future commence, enforcement proceedings against borrowers whose loans may not be delinquent with respect to principal or interest payments but who may not be in compliance with other provisions of the documents governing the loans, such as those relating to the payment of taxes. These proceedings may precipitate delinquencies or may result in new REO.

  As of December 31, 1994, the Corporation has identified approximately $8.3 million of loans (net of specific allowances) with various weaknesses or deficiencies, including present and/or past delinquencies in payment, and unverified or unverifiable sources of cash flow covering past and/or future payments. This includes the $950,000 of loans that are non-accrual. The balance of the loans, while current as to principal and interest payments, require additional management attention and regulatory concern. This compares with $8.6 million of such assets as December 31, 1993.

  LIABILITIES

  SAVINGS DEPOSITS

  Deposits are the Corporation's principal source of funds. Deposits totaled $286,599,000 at December 31, 1994, a decrease of $7,962,000 from
  December 31, 1993. The decline in deposits occurred primarily in the transaction accounts, money market deposit, checking and statement savings. The interest rates offered by the Bank on these types of accounts have been lagging the increased interest rates which may be available to customers in other investment vehicles. Additionally, the announcement of the proposed merger has caused some uncertainty with certain customers and some accounts have been closed.

  BORROWINGS

  Advances from the Federal Home Loan Bank of Seattle increased $10,171,000 from 1993 to 1994. These increased funds were used to pay maturing repurchase agreements. Securities sold under agreement to repurchase declined $24,526,000 from 1993 to 1994. The balance of the decrease in the repurchase agreements was funded from principal collected on securities available for sale. Management intends to use borrowed funds only as needed for liquidity purposes.

  CAPITAL RESOURCES

  For the years 1994 and 1993 employees of the Corporation exercised 33,200 and 39,500 stock options, respectively. New capital contributed to the Corporation from such stock option exercise was $187,000 for 1994 and $140,000 for 1993.

  In  connection with  the  insurance  of  savings  accounts  by  the  Savings
  Association Insurance Fund ("SAIF"), the Bank is required to meet certain minimum capital standards consisting of three separate requirements. The capital standards consist of a tangible capital requirement of 1.5% of tangible assets, a core or leveraged capital requirement of 3% of tangible assets, and a risk-based capital requirement. The risk-based requirement takes each asset and gives it a weighting of 0% to 100% based upon credit risk as defined in the regulations of the Office of Thrift Supervision ("OTS"). The risk-based capital requirement as of December 31, 1994 and 1993 was 8% of the risk weighted assets. Eligible capital to meet this test is composed of core or tier 1 capital and supplementary or tier 2 capital. Supplementary or tier 2 capital is composed of general loan loss reserves up to a maximum of 1.25% of risk weighted assets.

  The following is a summary of the Bank's regulatory capital at December 31, 1994:

                                                                                    Amount
                        Requirements                          Actual               Exceeding
                    Capital         Ratio              Capital         Ratio     Requirements

  Tangible       $ 5,934,000        1.50%            $38,144,000        9.64%    $32,210,000
  Core            11,869,000        3.00              38,144,000        9.64      26,275,000
  Risk-based      18,565,000        8.00              40,989,000       17.66      22,424,000


  EFFECT OF RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

  On January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". The Statement requires an accrual of benefits to be provided to former or inactive employees after employment but before retirement, such as salary continuation, severance pay, or health care benefits. The impact of the Statement on the Corporation was not material in relation to the consolidated financial statements.

  In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure", issued in October 1994. SFAS Nos. 114 and 118 require that an impaired loan be valued based on the present value of expected future cash flows or fair value of the collateral if the loan is collateral dependent. SFAS Nos. 114 and 118 are effective for the year beginning January 1, 1995. The impact of SFAS Nos. 114 and 118 on the Corporation is not expected to be material in relation to the consolidated financial statements.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


  INDEPENDENT AUDITOR'S REPORT

  To the Board of Directors and Stockholders of Olympus Capital Corporation and Subsidiaries:

  We have audited the accompanying consolidated statements of financial condition of Olympus Capital Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Olympus Capital Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the consolidated financial statements, in 1993 the Corporation changed its method of accounting for income taxes and certain debt securities to conform with Statements of Financial Accounting Standards No. 109 and No. 115, respectively.

  DELOITTE & TOUCHE LLP


  Salt Lake City, Utah
  February 28, 1995

   OLYMPUS CAPITAL CORPORATION AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
   DECEMBER 31, 1994 AND 1993

   ASSETS                                                                               1994               1993

   Cash on hand and in banks (Note 2)                                              $  7,270,735       $  8,323,332
   Federal funds sold                                                                 1,305,872             81,099

             Total cash and cash equivalents                                          8,576,607          8,404,431

   Securities available for sale, at fair value
     (amortized cost of $76,958,014 in 1994 and
     $132,309,298 in 1993) (Notes 3, 11, and 17)                                      74,024,545       132,202,765
   Securities held to maturity, at cost (fair value
     $44,044,573 in 1994 and $8,847,276 in 1993)
     (Notes 1 and 4)                                                                  47,776,734         8,848,368
   Federal Home Loan Bank Capital Stock  (Note 4)                                      4,128,000         3,857,500
   Loan receivables, net (Notes 1 and 5):
        Real estate loans                                                            233,068,121       233,316,431
        Real estate loans held for sale                                                  445,979         6,469,655
        Commercial loans                                                               7,857,681         7,091,863
        Other loan receivables                                                         2,564,544         2,238,761
        Less unamortized loan fees                                                    (1,020,773)       (1,036,824)
        Less allowance for losses                                                     (6,681,868)       (5,610,010)

             Total loan receivables                                                  236,233,684       242,469,876

   Accrued interest receivable (less allowance
       for uncollectible interest of $66,350 in
       1994 and $99,499 in 1993)                                                       2,343,187         2,232,629
   Real estate acquired in settlement of loans,
       net (Notes 1 and 6)                                                                               3,054,916
   Premises and equipment, net (Note 7)                                                6,927,313         7,333,637
   Other assets and deferred charges (Note 8)                                         12,242,901         5,765,291
   TOTAL ASSETS                                                                     $392,252,971      $414,169,413

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits (Note 9)                                                                $286,598,971      $294,560,648
   Advances from Federal Home Loan Bank (Note 10)                                     46,820,820        36,649,913
   Securities sold under agreements to repurchase
     (including accrued interest payable) (Note 11)                                   20,470,047        44,996,245
   Other liabilities and accrued expenses                                              3,331,123         4,599,067

             Total liabilities                                                       357,220,961       380,805,873

   Commitments and contingent liabilities (Note 16)

   Stockholders' equity (Notes 14 and 18):
        Common stock - $1 par value; 10,000,000 shares
         authorized; shares issued and outstanding:
         3,132,839 in 1994 and 3,099,639 in 1993
         (Note 19)                                                                     3,132,839         3,099,639
        Paid-in capital                                                                2,047,550         1,894,005
        Retained earnings - substantially restricted                                  33,187,699        28,476,429
        Net unrealized losses on securities available
          for sale (Note 3)                                                           (3,336,078)         (106,533)

        Total stockholders' equity                                                    35,032,010        33,363,540

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $392,252,971      $414,169,413

   See notes to consolidated financial statements.

   OLYMPUS CAPITAL CORPORATION AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

                                                                         1994                1993                1992
   INTEREST INCOME:
        Real estate loans                                            $18,509,034         $19,478,265         $23,322,006
        Securities available for sale                                  4,805,748           5,272,572           6,342,758
        Securities held to maturity                                    2,129,294             643,174           1,107,940
        Equity securities                                                275,574             504,137             378,958
        Commercial loans                                                 729,371             577,706             674,721
        Other loans and contracts                                        198,995             201,490             347,441
        Loan origination fees                                            944,132             752,201             935,025

             Total                                                    27,592,148          27,429,545          33,108,849

   INTEREST EXPENSE:
        Deposits (Note 9)                                             11,129,805          11,022,544          14,168,612
        Advances from Federal Home Loan
          Bank (Note 10)                                               1,235,492           2,740,926           3,039,131
        Securities sold under agreements  to repurchase  (Note 11)     1,464,737             721,302           2,561,556

             Total                                                    13,830,034          14,484,772          19,769,299

   NET INTEREST INCOME                                                13,762,114          12,944,773          13,339,550

   Provision for (recovery of) loan losses
     (Note 5)                                                          1,048,461            (996,412)          2,037,707

   NET INTEREST INCOME AFTER PROVISION  FOR
    (RECOVERY OF) LOAN LOSSES                                         12,713,653          13,941,185          11,301,843



   OTHER INCOME:
        Fees                                                           2,376,944           1,413,207           1,391,491
        Income (loss) from real estate
         operations                                                      839,591              61,584            (582,802)
        Unrealized loss on investments
         available for sale (Note 3)                                                                            (562,261)
        Gain on sale of loans and investments
         (Notes 3, 4, and 5)                                             286,718           2,519,020           1,209,224
        Miscellaneous                                                    227,757             559,659           1,044,825

             Total                                                     3,731,010           4,553,470           2,500,477

   OTHER EXPENSES:
        Compensation and employee expense
         (Notes 19 and 20)                                             5,770,257           5,439,399           5,078,634
        Occupancy (Note 16)                                            2,197,823           2,185,436           1,966,359
        Advertising                                                      413,634             375,326             295,078
        Loan and collection expense                                       50,486             476,930             123,533
        Insurance expense                                                927,816             693,069             821,943
        Provision for (Recovery of) losses:
             Real estate acquired in settlement
              of loans (Note 6)                                           54,000             575,560           1,130,201
             Other accounts receivable                                      (200)             61,058             289,475
        Other operating expenses                                       2,319,575           2,360,172           1,419,058

             Total                                                    11,733,391          12,166,950          11,124,281
   INCOME BEFORE INCOME TAXES, EXTRAORDINARY
        ITEM, AND CUMULATIVE EFFECT OF A CHANGE
        IN ACCOUNTING PRINCIPLE                                        4,711,272           6,327,705           2,678,039

   INCOME TAX EXPENSE (BENEFIT) (Note 12):
        Current                                                                                                   40,000
        Deferred                                                                                                (196,761)
             Total                                                          NONE                NONE            (156,761)

   INCOME BEFORE EXTRAORDINARY ITEM AND
        CUMULATIVE EFFECT OF A CHANGE
        IN ACCOUNTING PRINCIPLE                                        4,711,272           6,327,705           2,834,800


   EXTRAORDINARY ITEM -
     FHLB advance prepayment penalty
      (Note 10)                                                                             (322,807)
   CUMULATIVE EFFECT OF A CHANGE IN
      ACCOUNTING PRINCIPLE (Notes 1 and 12)                                                  337,878

   NET INCOME                                                        $ 4,711,272         $ 6,342,776        $  2,834,800

   EARNINGS PER SHARE (Note 17):
        PRIMARY:
             Income per share of common stock
             before extraordinary item and
             cumulative effect of a change
             in accounting principle                                 $      1.45        $     1.96          $       1.06
             Extraordinary item                                                               (.10)
             Cumulative effect of a change in
               accounting principle (Note 1)                                                   .11

             Earnings per share of common stock                      $      1.45        $     1.97         $       1.06

        FULLY DILUTED:
             Income per share of common stock
              before extraordinary item and
              cumulative effect of a change
              in accounting principle                                $      1.44        $     1.94        $        1.04
             Extraordinary item                                                               (.10)
             Cumulative effect of a change in
              accounting principle (Note 1)                                                    .11

        Earnings per share of common stock                           $      1.44        $     1.95        $        1.04

   See notes to consolidated financial statements.


   OLYMPUS CAPITAL CORPORATION AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

                                                                                                             Net
                                                                                                          Unrealized
                                                                                                           Loss on
                                                                                                          Securities
                                                          Common          Paid-in        Retained         Available        Total
                                                           Stock          Capital        Earnings          For Sale      (Note 14)

   BALANCE, JANUARY 1, 1992                            $2,550,139                      $19,298,853                     $21,848,992

        Issuance of common stock (Note 14)                510,000       $1,793,230                                       2,303,230
        Net income                                                                       2,834,800                       2,834,800

   BALANCE, DECEMBER 31, 1992                           3,060,139        1,793,230      22,133,653                      26,987,022

        Issuance of common stock (Note 18)                 39,500          100,775                                         140,275
        Net decrease in fair value of
         securities available for sale
          (Notes 1 and 3)                                                                             $  (106,533)        (106,533)
        Net income                                                                       6,342,776                       6,342,776

   BALANCE, DECEMBER 31, 1993                           3,099,639        1,894,005      28,476,429       (106,533)      33,363,540

        Issuance of common stock (Note 18)                 33,200          153,545                                         186,745
        Net change in net unrealized loss on
         securities available for sale
         (Notes 1 and 3)                                                                               (3,229,545)      (3,229,545)
        Net income                                                                       4,711,270                       4,711,270

   BALANCE, DECEMBER 31, 1994                          $3,132,839       $2,047,550     $33,187,699   $(3,336,078)      $35,032,010


   See notes to consolidated financial statements.

   OLYMPUS CAPITAL CORPORATION AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992


                                                                                  1994                 1993                 1992
   CASH FLOWS FROM OPERATING ACTIVITIES:
        Interest received                                                  $  26,413,490        $  26,434,708        $  34,075,609
        Fees and commissions received                                          4,580,802            2,828,343            2,185,135
        Income (loss) from real estate operations                                839,591                1,584             (582,802)
        Loans originated or purchased for resale                             (17,283,270)         (66,228,074)         (79,943,643)
        Proceeds from sale of loans originated or
          purchased for resale                                                23,450,467           66,436,848           77,897,537
        Miscellaneous income received                                            177,955            1,030,959            2,024,324
        Interest paid                                                        (13,794,099)         (15,248,131)         (20,327,638)
        Cash paid for services to suppliers and employees                     (8,573,037)          (8,336,568)          (6,657,617)
        Cash paid for other expenses                                          (2,231,368)          (1,645,382)          (2,228,429)
        Income taxes paid                                                                                                   (7,213)
             Net cash provided by operating activities                        13,580,531            5,274,287            6,435,263

   CASH FLOWS FROM INVESTING ACTIVITIES:

        Proceeds from maturity of securities held to maturity                    550,000           10,450,000            5,153,500
        Proceeds from sale of securities held to maturity                                           6,952,437            2,620,082
        Purchase of securities held to maturity                                 (686,161)         (16,661,900)         (10,385,706)
        Principal collected on securities held to maturity                     2,682,395              354,801            2,268,164
        Proceeds from sale of securities available for sale                                       137,781,224
        Purchase of securities available for sale                                                (183,220,432)         (28,788,003)
        Principal collected on securities available for sale                  13,299,480           11,461,598           21,484,572
        Principal collected on loans                                          86,918,606           69,151,779           52,970,550
        Proceeds from sale of loans                                                                   902,225            4,168,441
        Loans originated or purchased                                        (84,742,041)         (76,099,514)         (33,716,496)
        Proceeds from sale of real estate                                         89,020            8,266,008            9,137,748
        Capital expenditures for premises and equipment                         (249,047)          (2,215,264)            (729,284)
        Purchases of other assets                                             (7,843,912)          (3,467,329)            (797,166)
             Net cash provided by (used in) investing activities              10,018,340          (36,344,367)          23,386,402

   CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase (decrease) in deposits                                   (7,961,677)            2,835,068          (1,062,709)
        Proceeds from advances from Federal Home Loan Bank                   220,000,000           152,258,200          30,696,000
        Principal payments on advances from Federal Home Loan Bank          (209,829,093)         (155,608,287)        (20,696,000)
        Net proceeds (repayment) of securities sold under
          agreements to repurchase                                           (24,480,363)           36,626,668          (43,896,328)
        Proceeds from (repayment of) other borrowings                         (1,342,307)           (8,853,977)           7,641,989
        Proceeds from issuance of common stock                                   186,745               140,275            2,303,230
             Net cash provided by (used in) financing activities             (23,426,695)           27,397,947          (25,013,818)

   NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                   172,176            (3,672,133)           4,807,847

   CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              8,404,431            12,076,564            7,268,717

   CASH AND CASH EQUIVALENTS AT END OF YEAR                                $   8,576,607       $     8,404,431        $  12,076,564

   RECONCILIATION OF NET INCOME TO NET CASH

        PROVIDED BY OPERATING ACTIVITIES:
        Net income                                                         $   4,711,272          $ 6,342,776         $   2,834,800
        Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation and amortization                                          652,166              716,298               682,455
        Deferred income tax benefit                                                                                        (196,761)
          Cumulative effect of a change in accounting principle                                      (337,878)
          Provision for (recovery of) loan losses                              1,048,461             (996,412)            2,037,707
          Provision for loss on real estate acquired in settlement
            of loans                                                              54,000              575,560             1,130,201
          Recoveries                                                                                  196,689               345,323
          Unrealized loss on securities available for sale                                                                  562,261
          Gain on sale of loans and investments                                 (286,718)          (2,519,020)           (1,209,224)
          Net loans originated or purchased for resale                         6,167,197              208,774              (841,307)
          (Gain) loss on sale of real estate                                     (38,790)            (102,282)                  970
          Discount/premium amortization on securities available for
            sale and held to maturity                                            174,595              134,913             1,459,464
          Federal Home Loan Bank stock dividends                                (270,500)            (500,100)             (375,900)
          Amortization on unearned discounts on loans                                                  (4,249)               (8,706)
          Net rentals on operating leases                                                                                   (32,141)
          Provision for loss on and decline in value of other assets                                   61,058               323,086
          Decrease in other liabilities                                                               (25,184)              (56,501)
          Increase in accrued interest receivable                               (110,560)             126,800               826,927
          Increase (decrease) in interest payable                                 35,935             (440,552)             (558,339)
          (Increase) decrease in prepaid expenses                              1,405,092              895,892              (157,815)
          Increase (decrease) in deferred fees and commissions                    45,788              448,425              (141,381)
          Increase (decrease) in accrued expenses                                 (7,407)             492,779              (189,856)

             Total adjustments                                                 8,869,259           (1,068,489)            3,600,463

        NET CASH PROVIDED BY OPERATING ACTIVITIES                          $  13,580,531          $ 5,274,287           $ 6,435,263

     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
       AND FINANCING ACTIVITIES

       Loans transferred to real estate acquired in settlement of loans      $ 1,165,609          $ 4,138,973           $ 4,223,816

       Loan originations to facilitate the sale of real estate acquired
         in settlement of loans                                              $ 4,100,000          $ 1,757,642           $ 1,225,000
       Securities transferred to securities held to maturity from securities available for sale (net of $462,185 unrealized loss included
         in stockholders' equity in 1994).                                   $42,401,856                 None                  None

      See notes to consolidated financial statements.

  OLYMPUS CAPITAL CORPORATION AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Olympus Capital Corporation (the "Corporation"), a savings and loan holding company, provides a full range of financial services to individual and corporate customers through its primary subsidiary, Olympus Bank, a Federal Savings Bank (the "Bank"). The Corporation is subject to the regulations of certain federal agencies and undergoes periodic examinations by those agencies.
      Basis of Financial Statement Presentation - The consolidated financial statements have been prepared in accordance with generally accepted accounting principles including those applicable to the savings and loan industry. In preparing such financial statements, management is required to make estimates and judgments that effect the carrying amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly subject to change relate to the determination of the allowance for possible loan losses and the valuation of real estate acquired in settlement of loans. Management obtains independent appraisals of properties to assist in the determination of the allowance for losses on loans, leases, and real estate owned.

      Principles of Consolidation - The consolidated financial statements include those of the Corporation and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

      Securities Available for Sale - Effective December 31, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement No. 115). Pursuant to Statement No. 115, investments available for sale are recorded at fair value, with net unrealized gains or losses excluded from income and reported as a separate component of stockholders' equity. Gains or losses on investments available for sale are determined on the specific identification method and are included in income when realized.
      Investments available for sale include securities for which the Corporation has entered into a commitment to sell the securities as well as securities to be held for indefinite periods of time that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, prepayment risk, or other factors.

      Securities Held to Maturity - Investments securities are carried at amortized cost, based on management's intent and ability to hold such securities to maturity. Discounts are accreted or premiums amortized using the interest method over the life of the security. Gains or losses on sales of securities are determined based on the specific identification method.

      Interest Rate Exchange and Interest Rate Cap Agreements - The Corporation enters into interest rate exchange agreements as a means of managing interest rate exposure. The floating rates associated with these exchanges are reset on a quarterly basis. The effect on interest costs is recognized currently over the term of such agreements. Interest rate cap agreements are purchased to reduce the Corporation's exposure to rising interest rates which would increase the cost of floating rate liabilities. Costs are amortized over the life of the agreements and benefits are recognized when realized. Interest rate swaps are matched against certificates of deposit and repurchase agreements and net periodic settlement amounts are recognized in income currently.

      Real Estate Acquired in Settlement of Loans (REO) - Properties acquired in settlement of loans and loans considered in substance foreclosures are carried at the lower of cost or fair value less estimated selling costs. Costs relating to the development and improvement of property are capitalized, whereas those relating to holding the property are expensed.

      Premises and Equipment - Premises and equipment are stated at cost. Depreciation and amortization of office buildings and related equipment are computed on a straight-line method over the estimated useful lives ranging from 20 to 50 years for buildings, 5 to 35 years for leasehold improvements, and 3 to 25 years for furniture and equipment. Maintenance and repairs are expensed as incurred. Additions and major renewals and betterments are capitalized. In addition, the Corporation leases certain of its branch facilities under operating leases. Securities Sold Under Agreements to Repurchase - Securities sold under agreements to repurchase are accounted for as financing transactions and are recorded at the amount at which the securities will be reacquired, including accrued interest. Securities sold under agreements to repurchase are entered into only with securities brokers which are registered with the Securities and Exchange Commission, are members in good standing of the National Association of Securities Dealers, Inc., and are primary dealers in U.S. Government securities or are agencies of the federal government. Collateralization limits, based on market values, range from 101% to 110%, depending on maturity.

      Allowance for Losses on Loan Receivables - Allowance for losses on loan receivables are established to recognize losses which are, in the opinion of management, probable and estimable. Allowance for losses are established on the loan portfolio based on past experience and calculated as a percentage of the portfolio. Delinquent and adversely classified loans are analyzed and additional allowance for losses established based on historical losses and estimates of the fair value of the collateral. While management uses the best information available on which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis. Restructuring of a loan results in the establishment of a loss allowance based on the fair value of the collateral. In addition, various regulatory agencies routinely examine the Corporation's financial statements as part of their legally prescribed oversight of the savings and loan industry. As an integral part of their examination process, the regulatory agencies review the allowance for losses. Such agencies may require additions to the allowance based on their evaluation of information available at the time of their examination.

      Non-Refundable Loan Origination Fees - Loan origination fees and certain direct loan origination costs are deferred. For loans held for investment, such fees are amortized over the life of the loan using the interest method as an adjustment of yield. Net deferred loan fees are included in the calculation of the gain or loss on the sale of loans.

      Income Taxes - In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement No. 109). Effective January 1, 1993, the Corporation and its subsidiaries adopted the provisions of Statement No. 109 and recognized a cumulative effect of a change in accounting principle adjustment of $337,878. The change in accounting for income taxes had no effect on income before income taxes in 1993. The Corporation has recorded net deferred tax assets which are offset by a valuation allowance for the expected future tax consequences of events that have been recognized in different periods for financial statement purposes than for income tax purposes.
      The Bank has qualified under provisions of the Internal Revenue Code which permit it to deduct from taxable income an allowance for bad debts based on a percentage of taxable income before such deduction. Retained earnings at December 31, 1994 and 1993 include earnings of approximately $26,100,000 and $25,200,000, respectively, representing such bad debt deductions for which no provision for Federal income taxes has been made. If the deducted amounts are used at a future time for any purpose other than to absorb such losses, tax liabilities will be incurred by the Bank at the Federal income tax rates in effect at that time. In the future, if the Bank does not meet the Federal income tax requirements necessary to permit it to deduct an allowance for bad debts, the Corporation's effective Federal income tax rate could increase.

      Purchased Servicing Rights - The Corporation capitalizes the cost of acquiring rights to service mortgage loans and amortizes such costs in proportion to and over the period of estimated net servicing income. Such rights are included in other assets. The Corporation's carrying values of acquired servicing rights and the amortization thereon are periodically evaluated in relation to estimated future net servicing revenues. Such carrying values are adjusted, if necessary, based upon management's estimate of remaining cash flows on a disaggregated discounted basis. Such estimates may vary from the actual remaining cash flows due to prepayments of the underlying mortgage loans and increases in servicing costs.

      Accrued Interest Receivable - Interest earned but uncollected on loans and investments is accrued. Generally, the recognition of income on a loan is suspended and previously accrued interest is reversed when payments become more than 90 days delinquent.
      Statements of Cash Flows - For purposes of the statements of cash flows, the Corporation considers cash on hand, amounts due from banks, federal funds sold, and United States Treasury Bills purchased as part of cash management activities with an original maturity less than 90 days to be cash equivalents. Also, for purposes of the statements of cash flows, loan originations and principal collected on loans includes rollovers of loans.

      Other - Certain reclassification have been made in the prior year's financial statements to conform to classifications adopted in the current year.

  2.  RESTRICTED CASH

      In connection with loans serviced for others, the Corporation collects loan payments which may include principal, interest, taxes and insurance from borrowers and remits such collections, less a servicing fee, to the lender or for payment of taxes and insurance. At December 31, 1994, there were $6,872,000 in unremitted collections or restricted funds.
  3.  SECURITIES AVAILABLE FOR SALE

      The amortized cost and estimated fair values of securities available for sale are as follows:

                                                                   Gross Unrealized     Gross Unrealized         Estimated
                                                   Amortized Cost        Gains               Losses                 Fair
     December 31, 1994                                                                                             Value

     U.S. Government Agency fixed rate
       mortgage-backed securities                 $      98,447        $      4,566                              $    103,013
     U.S. Government Agency variable
       rate mortgage-backed securities               47,124,241                             $ (2,640,020)          44,484,221
     Non-agency variable rate mortgage-
        backed securities                            29,728,253                                 (298,015)          29,430,238
     Equity Securities                                    7,073                                                         7,073

     Total                                         $ 76,958,014        $     4,566          $ (2,938,035)        $ 74,024,545

                                                                   Gross              Gross           Estimated
                                                Amortized       Unrealized          Unrealized           Fair
   December 31, 1993                               Cost            Gains              Losses            Value
    U.S. Government Agency fixed rate
       mortgage-backed securities              $ 29,714,294                       $  (323,745)     $ 29,390,549
    U.S. Government Agency variable
       rate mortgage-backed securities           64,701,617    $     34,932                          64,736,549
    Non-agency variable rate mortgage
       backed securities                         37,886,314         182,280                          38,068,594
    Equity Securities                                 7,073                                               7,073

     Total                                     $132,309,298     $   217,212        $ (323,745)     $132,202,765

      At December 31, 1994, the net unrealized loss on securities available for sale of $2,933,469 was recorded to reduce the carrying value of the investments on an aggregate basis to their estimated fair values. Pursuant to the adoption of SFAS No. 115, such adjustment was excluded from income and shown as a separate component of stockholders' equity.

         The amortized cost and estimated fair value of securities available for sale at December 31, 1994 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The maturities of mortgage-backed securities are estimated based on the contractual maturities of the underlying loans.

                                       Estimated
                                     Amortized Cost               Fair Value

     Due after ten years              $ 76,950,941             $ 74,017,472
     Equity Securities                       7,073                   7,073

     Total                            $ 76,958,014             $ 74,024,545

      Proceeds, gross gains, and gross losses from sales of investment available for sale were as follows for the year ended December 31, 1993:

      Proceeds                                   $137,781,224
      Gross Realized gains                       $  2,807,672
      Gross realized losses                        (2,482,636)

      Net realized gains                         $    325,036


      There were no sales of securities available for sale during 1994.

      At December 31, 1994, mortgage-backed securities totaling $1,682,570 were pledged to interest rate swap agreements. Additionally, mortgage-backed securities totaling $22,367,583 as of December 31, 1994, have been sold under agreements to repurchase (see Note 11).

  4.  SECURITIES HELD TO MATURITY AND FEDERAL HOME LOAN BANK
      CAPITAL STOCK

      The amortized cost and estimated fair values of securities held to maturity are as follows:

                                                                  Gross            Gross           Estimated
                                               Amortized        Unrealized        Unrealized           Fair
     December 31, 1994                            Cost             Gains            Losses             Value
     Federal Home Loan Bank variable
       rate notes                               $ 1,505,328                       $ (109,323)       $ 1,396,005
     Federal National Mortgage
       Association variable rate notes            3,493,055                         (193,915)         3,299,140
     Student Loan Marketing Association
       variable rate notes                        1,500,000                           (6,345)         1,493,655

     U.S. Government Agency fixed rate
       mortgage-backed securities                26,121,115                       (2,342,898)        23,778,217
     U.S. Government Agency variable
       rate mortgage-backed securities           12,768,678                       (1,093,328)        11,675,350

     Utah Housing mortgage-backed
       securities                                    45,000           $   346                            45,346
     Real estate mortgage investment
       conduit                                    1,995,457            11,403                         2,006,860
     U.S. Treasury securities                       348,101             1,899                           350,000

     Total securities held to maturity          $47,776,734           $13,648    $(3,745,809)       $44,044,573

     December 31, 1993

     Federal Home Loan Bank variable rate notes $ 1,506,937                          $ (7,387)       $ 1,499,550

     Federal National Mortgage
        Association variable rate note            3,491,220                           (10,695)         3,480,525
     Student Loan Marketing Association
        Variable rate note                        1,500,000           $ 3,000                          1,503,000

     Utah Housing Mortgage-backed
        securities                                  160,000                                              160,000
     Real estate mortgage investment
        conduit                                   1,990,955            15,246                          2,006,201

     U.S. Treasury securities                       199,256                            (1,256)           198,000
     Total securities held to maturity          $ 8,848,368           $18,246        $(19,338)       $ 8,847,276

      The amortized cost and estimated fair value of investment debt securities at December 31, 1994 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.


                                                              Estimated
                                              Carrying           Fair
                                               Value            Value

   Due less than one year                   $ 2,343,558     $ 2,356,860
   Due after one year through five years     10,652,720      10,042,430
   Due after five years through ten years     8,766,880       8,027,739
   Due after ten years                       26,013,576      23,617,544

   Total securities held to maturity        $47,776,734     $44,044,573

      There were no sales of securities held to maturity during 1994. Proceeds, gross gains, and gross losses from sales of securities held to maturity for the year ended December 31, 1993, and 1992, were as follows:


                            1993            1992

   Proceeds            $  6,952,437    $  2,620,082

   Gross gains                 None            None

   Gross losses             (11,910)        (28,750)

   Net losses          $    (11,910)   $    (28,750)


      Investment in Federal Home Loan Bank capital stock is required of Federal Home Loan Bank members and represents the greater of: a) 1% of residential mortgage loans and mortgage-backed securities, b) 0.3% of total assets, or c) 5% of advances from the Federal Home Loan Bank. At December 31, 1994, investment securities with a carrying value of $7,251,031 are pledged as collateral to letters of credit (see Note 16). Investment securities totaling $4,128,000 and $3,857,500 were pledged on advances from the Federal Home Loan Bank of Seattle at December 31, 1994 and 1993, respectively.


  5.  LOAN RECEIVABLES
      Real estate loan receivables consist of the following:


                                                December 31,
                                          1994                1993

     Real estate loans:

       Residential                    $130,690,937        $ 117,664,808
       Commercial                      101,535,281          119,187,768
       FHA and VA loans                 10,698,163            9,966,800
       Equity line-of-credit loans       9,094,844            6,506,411
       Land acquisition loans              236,494               55,335

     Total                             252,255,716          253,381,122
     Less:

       Undisbursed portion of
       loans-in-process                 18,865,920           19,689,718
       Unearned discount on loans
        and contracts purchased            321,675              374,973

     Net real estate loans            $233,068,121         $233,316,431

      These loans are collateralized by liens on real property. The balances of participation loans serviced for others at December 31, 1994 and 1993 were approximately $808,258,000 and $354,238,000, respectively. Generally, fixed rate residential real estate loans currently originated by the Corporation are sold in the secondary market.

      A Federally-chartered savings bank's aggregate non-residential real estate loans may not exceed 400% of its capital as determined under the capital standards provisions of FIRREA. The Bank is federally-chartered and subject to this limitation. FIRREA does not require divestiture of any loan that was lawful when it was originated. At December 31, 1994, the Bank was in compliance with the 400% limitation. Additionally, FIRREA prohibits origination after August 9, 1989 of loans to one borrower in excess of 15% of capital, except for loans not to exceed $500,000 or to facilitate the sale of real estate acquired in settlement of loans. The 15% limitation results in a dollar limitation of approximately $5,722,000 at December 31, 1994. The Bank has not originated a loan since August 9, 1989 which was in violation of this limitation.

      The  Corporation  originates and  purchases  both  adjustable  and fixed
      interest rate  loans.   At December 31, 1994,  the composition of  these
      loans is as follows:

                              Fixed Rate                                          Adjustable Rate
                                               Average
                                               Term to                      Term to Rate
         Interest                             Maturity                       Adjustment
           Rate              Book Value        (Years)                                       Book Value

     Less than 8.00%          $29,932,000         11                         1 mo. - 1 yr.    $133,955,000

       8.00 - 8.99%            19,611,000         11                         1 yr. - 3 yr.      10,816,000

       9.00 - 9.99%            16,377,000         10                         3 yr. - 5 yr.      20,832,000


      10.00 - 10.99%           17,684,000          9
      11.00% and above          2,207,000         11

     Non-accrual                  145,000                                    Non-accrual           697,000

     Total                    $85,956,000                                    Total            $166,300,000

      The adjustable rate loans have interest rate adjustment limitations and are generally indexed to current market indices. Future market factors may affect the correlation of the interest rate adjustment with the rates paid on the deposits that have been primarily utilized to fund these loans.

      Non-accrual real estate loans, principally loans past due more than 90 days, totaled approximately $842,000 and $2,242,000 at December 31, 1994 and 1993, respectively. If non-accrual loans had been current in accordance with their stated terms, approximately $66,000, $99,000, and $163,000 in interest income would have been recorded in 1994, 1993, and 1992, respectively.

      Concentration of commercial real estate loans listed by property type at December 31, 1994 are as follows:

   Property Type                                             Book Value

   Office buildings (includes medical and bank)             $15,214,626
   Industrial and warehouse (includes light industrial)      10,853,101
   Retail and wholesale                                      27,001,836
   Motel or hotel                                            18,468,830
   Nursing home, convalescent center, or hospital            10,375,336
   Mobile home parks                                          3,682,228
   Service (gas station, fast food, car wash, convenience
    stores, etc.)                                             2,637,101
   Restaurant                                                 1,408,863
   Other commercial (recreation facilities, mini-storage,
    farm, hydro-electric, auto-dealers, truck terminal,
    and other single-use property)                           11,893,360


      Commercial real estate loans listed by the state in which the property is located at December 31, 1994 are as follows:

   State                                                      Book Value


   Alaska                                                   $   373,527
   Arizona                                                    2,706,956
   California                                                36,974,999
   Colorado                                                     996,143
   Idaho                                                     16,342,584
   Montana                                                    6,074,481
   New Mexico                                                 1,752,162
   Nevada                                                       364,992
   Oregon                                                     2,269,530
   Utah                                                      33,333,773
   Wyoming                                                      346,134

      Additionally, the Corporation has 86 commercial real estate and multi-family loans with book values in excess of $500,000 at December 31, 1994. Multiple loans to 22 different borrowers range in total value, to each borrower, from $324,787 to $8,106,156.
      Changes in the allowance for losses on loan receivables are as follows:

                                                             1994                1993                 1992

     Balance, January 1                                   $5,610,010          $ 6,677,783          $ 6,545,377

     Provision (recovery) charged
       (credited) to expense                               1,048,461             (996,412)           2,037,707
     Recoveries of amounts previously
       charged to allowance                                   68,370              375,205              323,406

     Charge-offs                                             (44,973)            (446,566)          (2,228,707)

     Balance, December 31                                 $6,681,868          $ 5,610,010          $ 6,677,783

  6.  REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS

      Real estate acquired in settlement of loans is net of an allowance for losses that may be incurred in disposing of the real estate. Changes in the allowances are as follows:

                                                              1994                1993                 1992

     Balance, January 1                                  $   350,000         $  1,851,129          $ 2,937,828

     Provision charged to expense                             54,000              575,560            1,130,201
     Recoveries                                                                                        122,260
     Charge-offs                                            (404,000)          (2,076,689)          (2,339,160)

     Balance, December 31                                $    None           $    350,000          $ 1,851,129

  7.  PREMISES AND EQUIPMENT

      The cost of premises and equipment and related accumulated depreciation and amortization are as follows:

                                                                                 December 31,
                                                                          1994                 1993

     Land                                                              $ 1,076,318          $ 1,076,318
     Buildings and leasehold improvements                                9,227,394            9,178,689
     Furniture and equipment                                             3,499,459            3,311,399
     Total                                                              13,803,171           13,566,406

     Accumulated depreciation and amortization                          (6,875,858)          (6,232,769)
     Net premises and equipment                                        $ 6,927,313          $ 7,333,637

  8.  OTHER ASSETS AND DEFERRED CHARGES

      Other assets and deferred charges consist of the following:

                                                       December 31,
                                                 1994                 1993

     Purchased mortgage servicing rights     $ 9,347,786          $ 4,016,773
     Prepaid expenses                            218,568              398,993
     Other assets and deferred charges         2,676,547            1,349,525

     Total                                   $12,242,901          $ 5,765,291

      Amortization expense related to purchased mortgage servicing rights for the years ended December 31, 1994, 1993 and 1992 was $1,185,877, $825,295 and $219,496, respectively, including a $257,414 adjustment for permanent impairment recorded in 1993.


  9.  DEPOSITS

      Deposits are classified by type and interest rate as follows:

                                                    December 31, 1994               December 31, 1993

                                                 Average                         Average
                                                   Rate          Amount            Rate           Amount

        Money market deposit accounts               3.40%      $16,308,826          2.83%     $ 21,863,517
        Checking accounts                           0.92        33,336,563          0.89        35,450,467
        Other demand                                             1,510,084                       1,205,291
        Statement savings                           3.24        46,430,069          3.17        49,515,070
        Certificates:
          3 month                                   3.58         1,106,425          2.93         1,745,826
          6 month                                   3.74        45,170,461          3.26        54,804,732
          8 month                                   4.16         2,688,962          3.44         2,785,973
          1 year                                    3.78        31,679,222          3.75        43,247,614
          18 month                                  4.01         1,365,188          4.30         1,172,139
          2 year                                    4.28        11,586,989          4.75        14,150,806
          3 year                                    5.01        28,011,573          5.52        22,674,999
          4 year                                    6.36        12,017,564          6.56         3,588,874
          5 year                                    5.87        20,185,165          6.43        27,035,779
          Retirement trust                          3.75         9,532,824          3.90        12,321,210
          Other                                     5.94        22,780,102
          Jumbo (over $100,000)                     4.25         2,888,954          3.53         2,998,351
        Total certificates                          4.64       189,013,429          4.31       186,526,303

        Total deposits                              3.89%     $286,598,971          3.59%     $294,560,648

      As of December 31, 1994, certificates totaling $93,116,000 mature in one year or less, $31,343,000 mature after one year through three years and $64,554,000 mature after three years. The Corporation pays a variable rate on an interest swap agreement with a notional amount of $10,000,000. This swap has been matched against long-term certificates of deposit and effectively converts its interest payments from a fixed rate to a variable rate. The agreement expires in March, 2004. The effect of the swap, which was entered into during 1994, was to decrease interest expense by $162,710.

      Interest expenses on deposits consists of the following:

                                                                          December 31,

                                                               1994              1993               1992

        Money market deposit and checking                  $   958,819       $   937,537        $ 1,245,751
          accounts
        Statement savings                                    1,638,337         1,541,555          1,453,115

        Certificates                                         8,532,649         8,543,452         11,469,746
        Total interest expense                             $11,129,805       $11,022,544        $14,168,612

  10.    ADVANCES FROM FEDERAL HOME LOAN BANK (FHLB)

      Advances from FHLB consist of the following:

             Maturity                    Interest                                   December 31,
               Date                        Rate                            1994                       1993

               1994                     3.13-3.50%                                                   $26,500,000
               1995                      3.98-6.8%                        $46,500,000                 10,000,000
               2008                    5.828-6.93%                            320,820                    149,913

               Total                                                      $46,820,820                $36,649,913

      During the year ended December 31, 1993, the Corporation prepaid $25,000,000 of advances from the FHLB. Such prepayments resulted in prepayment penalties of $322,807 for the year ended December 31, 1993. The prepayment penalty is shown as an extraordinary item in the Consolidated Statements of Operations for the year ended December 31, 1993.

  11.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

      Short-term   borrowings   of  mortgage-backed   securities   sold  under
      agreements to repurchase substantially identical securities are as follows:

                                                       December 31,
                                                  1994              1993
       Balance outstanding (including
        accrued interest payable):
           Amount                            $20,470,047        $ 44,996,245

       Weighted average interest rate               6.30%              3.60%
         Average borrowing for the year:
           Outstanding                       $27,408,698         $13,412,159

       Weighted average interest rate               5.34%              5.11%
         Largest amount outstanding at
          any month-end                      $36,754,221         $44,996,245

      Mortgage-backed   securities   sold  under   agreements   to  repurchase
      substantially identical securities are as follows:

      December 31, 1994

                                                                     Securities Sold
                                                                                      Accrued
             Term to               Interest          Carrying           Fair          Interest       Liability
             Maturity                Rate            Value (1)         Value         Receivable       Balance

         Less than 30 days        5.77-6.15%         $11,417,812      $10,731,379       $ 71,419     $10,493,383
         30 days to 60 days          6.30%             8,235,273        7,847,968         41,176       7,526,014
         Five years to ten
         years                    5.72-8.875%          2,714,498        2,620,848         13,572       2,450,650

         Total                                       $22,367,583      $21,200,195       $126,167     $20,470,047

         December 31, 1993

                                                                  Securities Sold

                                                                                      Accrued
             Term to               Interest          Carrying           Fair          Interest       Liability
             Maturity                Rate            Value <F1>        Value         Receivable       Balance

         Less than 30 days        3.16-3.41%         $19,501,623      $19,698,089       $103,275     $19,086,206
         30 days to 60 days          3.43%            24,795,308       24,518,596        133,842      23,459,389
         Five years to ten yrs.  5.72-8.875%           2,616,027        2,652,519         10,813       2,450,650

         Total                                       $46,912,958      $46,869,204       $247,930     $44,996,245
<F1> excludes accrued interest receivable

      The mortgage-backed securities underlying the agreements were delivered to the primary dealers who arranged the transactions. The dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations and have agreed to resell to the Corporation substantially identical securities at the maturities of the agreements.
      The  Corporation  pays a  fixed  rate of  8%  on an  interest  rate swap agreement with a notional principal amount of $5,000,000 at December 31, 1994 and 1993. This swap has been matched against securities sold under agreements to repurchase and effectively converts its interest payments from a variable rate to a fixed rate. The agreement expires in July 1995. The effect of swaps for the years ended December 31, 1994, 1993 and 1992 was to increase interest expense by $171,827, $169,486, and $473,115, respectively. Securities totaling $453,000 are pledged as collateral on this agreement as of December 31, 1994.

  12.   INCOME TAXES

    As discussed in Note 1, the Corporation adopted SFAS No. 109, "Accounting for Income Taxes" effective January 1, 1993.

    Deferred tax assets and liabilities as of December 31, 1994 and 1993 consisted of the following items:

                                                                                  1994                    1993

      Assets:

         Provision for loan losses                                             $ 2,500,201             $ 2,252,267
         Unrealized losses, securities available for sale                        1,244,357                  39,737
         Net operating loss carry forward                                        1,653,990               3,265,135
         AMT credit                                                                311,529                 168,598
         Other                                                                     437,226                 296,715

         Total deferred tax assets                                               6,147,303               6,022,452

      Liabilities:

         Depreciation                                                              345,600                 344,813
         Accrual to cash conversion                                                102,184                 143,706
         FHLB stock dividend                                                       850,920                 750,024
         Other                                                                      47,948                  75,683

         Total deferred tax liabilities                                          1,346,652               1,314,226

      Net deferred tax asset                                                     4,800,651               4,708,226
      Valuation allowance                                                       (4,800,651)             (4,708,226)

      Net                                                                          NONE                    NONE

    If the valuation allowance, related to the $1,244,357 unrealized losses on securities available for sale shown above as a deferred tax asset, is reversed the future tax benefit will be reflected with corresponding increases or decreases to the net unrealized losses on securities available for sale in stockholders' equity rather than in the statement of operations.
    Income tax expense (benefit) differed from the amount computed by applying the Federal statutory rate to income taxes for the years ended December 31, 1994, 1993, and 1992 as follows:

                                                                               December 31,
                                                                    1994             1993               1992

             Federal income tax expense at statutory rate       $ 1,606,410    $   2,041,665         $  910,533

             Increases (decreases) in taxes resulting
             from:
                Statutory bad debt deduction                       (458,145)        (885,318)        (1,757,654)

                Tax exempt income                                   (76,596)        (111,197)           (91,419)

                Net loss on sale and provision for loss on
                real estate owned                                                                       682,682
                Provision for loss on qualifying real
                estate loans and non-qualifying loans                                                    58,246
                Alternative minimum tax                                                                  40,000
                Net operating loss carry forward used to
                offset existing deferred tax credits                                                   (196,761)
                Limitation in tax benefit due to net
                operating loss                                                                          181,632
                Reduction in valuation allowance                      92,425      (1,045,150)
                Utilization of net operating loss carry
                    forward                                       (1,204,620)
                Other                                                 40,526                             15,980


             Total                                                     NONE            NONE           $(156,761)

        The deferred tax benefit of $196,761 recorded in 1992 results from a change in the estimated timing difference related to FHLB stock which management expects to reverse in the years prior to the expiration of the Corporation's net operating loss carry forward.

        At December 31, 1994, the Corporation has net operating loss carry forwards for federal income tax purposes of approximately $4,527,000 which expire in the year 2003. Of the federal tax loss carry forward, approximately $280,000 is attributed to certain items, the future benefit of which would be reflected in stockholders' equity when it is realized, rather than in the statement of operations.

  13.   FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following estimated fair value amounts have been determined by the Corporation using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value.
        Accordingly, the estimates presented herein are not necessarily indicative of the amount the Corporation could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

          The fair value of financial instruments were as follows:

                                                                 1994                           1993
                                                        Carrying          Fair         Carrying          Fair
                                                         Amount          Value          Amount           Value
     Financial Assets
        Cash and cash equivalent                      $  8,577,000    $  8,577,000    $  8,404,000    $  8,404,000

        Securities available for sale                   74,024,000      74,024,000     132,203,000     132,203,000
        Investment securities held to maturity          47,777,000      44,045,000       8,848,000       8,847,000
        Federal Home Loan Bank Capital Stock             4,128,000       4,128,000       3,858,000       3,858,000
        Loan receivables, exclusive of allowance
          for losses                                   242,916,000     236,856,000     248,080,000     253,747,000
        Loan servicing for others                        9,348,000      12,326,000       4,017,000       4,035,000
        TOTAL FINANCIAL ASSETS                        $386,770,000    $379,956,000    $405,410,000    $411,094,000


     Financial liabilities

        Deposits                                      $286,599,000    $272,264,000    $294,561,000    $296,999,000
        Advances from the FHLB                          46,821,000      46,741,000      36,650,000      36,588,000
        Securities sold under agreement to
            repurchase                                  20,335,000      20,180,000      44,815,000      45,790,000
        TOTAL FINANCIAL LIABILITIES                   $353,755,000    $339,185,000    $376,026,000    $379,377,000

        Interest rate exchange agreement:
          Designated against short-term
               borrowings and deposits                $    (35,000)   $    (31,000)    $   (41,000)    $  (243,000)
          Designated against long-term deposits             41,000        (905,000)

        Interest rate cap agreement:
          Designated against short-term
               borrowings and deposits                      37,000          21,000          85,000
        Commitments to extend credit                      (124,000)       (366,000)       (195,000)       (404,000)

        TOTAL OFF-BALANCE FINANCIAL INSTRUMENTS       $    (81,000)   $ (1,281,000)    $  (151,000)    $  (647,000)

        The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

        Cash and cash equivalents:  The carrying amount represented fairvalue.

        Securities available  for  sale:   Fair  values were  based on  quoted
        market prices or dealer quotes. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities.

        Securities held to maturity: Fair values were based on quoted market prices or dealer quotes. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities.

        Loans  receivable:  Single  family   residential  fixed-rate   and
        adjustable-rate loans were priced using a Monte Carlo discounted cash flow method. All other loans were priced using a static discount cash flow method. The discount rates and prepayment assumptions used were those published by the Office of Thrift Supervision (the "OTS").

        Deposits: The fair value of checking accounts, statement savings and money market deposit accounts was the amount payable on demand at the reporting date less the value that accrued to the Corporation when depositors roll over the deposits at interest rate below those available in the wholesale market, estimated by comparing the outcome if depositors do not roll over the deposits less the outcome if the depositors do roll them over upon maturity. For time deposits, the fair value was determined using a static discount cash flow method, less the intangible value described for checking accounts above. The discount rate was equal to the rate generally available nationally on such accounts as published by the OTS.

        Advances  from  the  FHLB:     These  were  valued using  the  static
        discounted cash flow method. The discount rate was equal to the rate currently offered on similar borrowings as of the reporting dates.

        Securities sold under agreements to repurchase: These were valued using the static discounted cash flow method. The discount rate was equal to the rate currently offered on similar borrowings as of the reporting dates.

        Derivative instruments: The market value for interest rate exchange agreement was determined using a static discounted cash flow method. The market value for interest rate cap agreement was determined using a Black option valuation formula.

        Commitments to Extend Credit:   The fair
        value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present credit worthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated costs to terminate them or otherwise settle the obligations with counterparties.

        Limitations: The fair value estimates are made at a discrete point in time based on relevant market information about the financial instruments. Because no market exists for a significant portion of the Corporation's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and such other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

        In addition, the fair value estimates are based on existing on and off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include the mortgage banking operation, deferred tax credits, other assets, and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

  14.   STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL REQUIREMENTS

        In connection with the insurance of savings accounts by the Savings Association Insurance Fund ("SAIF"), the Bank is required to meet certain minimum capital standards consisting of three separate requirements. The capital standards consist of a tangible capital requirement of 1.5% of tangible assets, a core or leverage capital requirement of 3% of tangible assets, and a risk-based capital requirement. The risk-based requirement takes each asset and gives it a weighting of from 0% to 100% based upon credit risk as defined in the regulations of the Office of Thrift Supervision ("OTS"). The risk-based capital requirement as of December 31, 1994 and 1993 was 8% of the risk weighted assets. Eligible capital to meet this test is composed of core or tier 1 capital and supplementary or tier 2 capital. Supplementary or tier 2 capital is composed of general loan loss reserves up to a maximum of 1.25% of risk weighted assets.

        The FDIC Improvement Act of 1991 ("FDICA") required each federal banking agency to implement prompt corrective actions for institutions that it regulates. In response to this requirement, the OTS adopted final rules, effective December 19, 1992, based upon
        FDICIA's five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

        The rules provide that a savings association is "well capitalized" if its total risk-based capital ratio is 10% or greater, its tier 1 risk-based capital ratio is 6% or greater, its leverage ratio is 5% or greater, and the institution is not subject to a capital directive.

        As used herein, total risk-based capital ratio means the ratio of total capital to risk-weighted assets, tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and leverage ratio means the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. Under these new regulations, the Bank is deemed to be "well capitalized".

        The following is a summary of the Bank's regulatory capital at December 31, 1994 and 1993:

                                                                                                     Amount
                                             Requirement                          Actual             Exceeding
                                   Capital                Ratio        Capital            Ratio     Requirement

            December 31, 1994

            Tangible               $ 5,934,000            1.50%           $38,144,000     9.64%      $32,210,000
            Core                    11,869,000            3.00             38,144,000     9.64        26,275,000
            Risk-based              18,565,000            8.00             40,989,000    17.66        22,424,000

            December 31, 1993

            Tangible               $ 6,207,000            1.50%           $32,731,000     7.91%      $26,524,000
            Core                    12,415,000            3.00             32,731,000     7.91        20,316,000
            Risk-based              20,060,000            8.00             35,877,000    14.27        15,817,000


        At periodic intervals, both the Office of Thrift Supervision (OTS) and Federal Deposit Insurance Corporation ("FDIC") routinely examine the Bank's financial statements as part of their legally prescribed oversight of the savings and loan industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings.

        A future examination by the OTS or FDIC could include a review of certain transactions or other amounts reported in the Bank's 1994 financial statements. In light of FIRREA and the uncertain regulatory environment in which the Bank now operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the 1994 financial statements cannot presently be determined.

        The OTS issued a final regulation effective, June, 1995, adding an interest rate risk component to its risk-based capital standard. The regulation will require a savings institution to maintain capital in an amount equal to one-half the difference between the institution's measured interest rate risk and 2% of the market value of the institution's assets. Interest rate risk is to be measured on the market value of its assets, based on a hypothetical 200 basis point change in interest rates. The credit risk component of the risk-based capital standard will remain unchanged at 8% of risk-weighted assets. Institutions with measured interest rate risk less than or equal to 2% will not be required to maintain additional capital. The Bank's management believes that, based on the Bank's interest rate risk profile, no additional risk-based capital would have been required at December 31, 1994.

        On  November 19,  1992, the  Corporation  sold 510,000  shares  of its
        common  stock under a private placement memorandum.   The net proceeds
        received on the sale of stock were $2,303,230.

        As a unitary savings and loan holding company, the Corporation's ability to pay dividends depends in part on the dividends it receives from the Bank and on income from other activities in which the Corporation may engage either directly or through other subsidiaries. As a condition of the February 1983 Federal Home Loan Bank Board approval of the reorganization in which the Bank became a subsidiary of the Corporation, dividends paid by the Bank are limited to net income for each year, but such dividends may be deferred to a subsequent year. However, no dividend may be paid from net income for a year prior to 1983 or if the payment of such dividends would reduce the Bank's regulatory capital below the regulatory minimums set by the OTS.

  15.   INTEREST RATE RISK

        A mismatch between maturities and interest rate sensitivities of assets and labilities results in interest rate risk. While a certain level of interest rate risk may be unavoidable, and may at times be desirable, it is important to monitor and manage this risk. The Corporation's general objective has been to reduce its vulnerability to interest rate fluctuations over time. The principal strategies to achieve this objective include emphasizing originations of shorter term and adjustable rate loans and growing core checking and other demand deposit accounts which are less sensitive to changes in interest rates. In addition, management constantly examines the value of extending the effective maturities of liabilities or shortening the effective maturity of assets through the use of interest rate swaps and interest rate cap agreements.
        As described in Notes 9 and 11, the Corporation utilizes interest rate swaps to reduce its interest rate risk exposure. Interest rate caps with a notional amount of $12,000,000 are utilized to reduce the Corporation's exposure to rising interest rates on short-term borrowings.

        The Corporation uses various techniques in managing and measuring interest rate risks, including net interest income simulations, theoretical mark-to-market values for interest sensitive assets and liabilities, and gap analysis.

  16.   COMMITMENTS AND CONTINGENT LIABILITIES

        On July 22, 1994, the Corporation and the Bank signed an Agreement for Merger with Washington Mutual Savings Bank ("WMSB") and its subsidiary Washington Mutual Federal Savings Bank ("WMFSB"). WMSB was subsequently involved in a reorganization that resulted in the formation of a holding company, Washington Mutual, Inc., a Washington Corporation ("WMI") that succeeded to the interests of WMSB. In January 1995 the Corporation, the Bank, WMI, Washington Mutual Bank and WMFSB signed an Amended and Restated Agreement for Merger (the "Agreement') which replaced the previously executed Agreement for Merger. Pursuant to the Agreement and upon satisfaction of certain conditions, the Corporation will be merged with and into WMI (the "Merger") and each share of the Corporation's common stock will be exchanged for $15.50 worth of WMI common stock, based on the average closing price for a period preceding the effective date of the merger. However, if the average price of WMI common stock falls below $18.00, WMI may elect to purchase up to 49% of the corporation's common stock with cash. There can be no assurance that such purchase or merger will occur. Pending the Merger or termination of the Agreement, the Corporation and the Bank have agreed to certain restrictions on their operations. The Corporation has also entered into a Stock Option Agreement pursuant to which WMI has an option to purchase up to 9.9% of the Corporation's common stock under certain conditions. Management anticipates the merger will occur in the second quarter of 1995.

        The Corporation is a defendant in an action seeking punitive damages of $10,000,000 and challenging the practice of not paying interest on advances from borrowers for taxes and insurance, and in various other actions in connection with its lending activities. Management does not believe that the Corporation will sustain material future losses from this contingency, although the amount of the damages that may be awarded against the Bank cannot be determined at this time.

        At December 31, 1994 and 1993, the Corporation and its subsidiaries were involved in various claims and litigation occurring in the ordinary course of business. In the opinion of management and its legal counsel, potential liabilities arising from these claims, if any, will not have a material effect on the consolidated financial statements of the Corporation and its subsidiaries.

        During 1986, the Corporation issued an irrevocable, collateralized Letter of Credit supporting the payment of principal and interest on $9,000,000 of Sandy City, Utah variable rate demand industrial development revenue refunding bonds. During the second quarter of 1993, $5,100,000 of the bond was retired and the principal obligation for repayment was assumed by the purchaser of the industrial building previously held as real estate owned. Payment of any sums disbursed under the letter of credit is secured by deeds of trust on the real property and improvements with respect to which the bonds were issued. At December 31, 1994, the Corporation has approximately $7,251,000 in mortgage-backed securities held by the Bond Trustee to assure its performance of obligations under the Letter of Credit which expires on August 15, 2004.

        At December 31, 1994, the Corporation had approximately $30,933,000 in unused lines of credit which have been granted to customers in the normal course of business, as well as $10,590,000 in single-family mortgage loan applications. The Corporation uses the same credit policies in making commitments to extend credit as they do for loans to similar customers.

        The Bank leases certain branch facilities under long-term operating lease arrangements. Consolidated rent expense on the above operating leases was approximately $248,000, $233,000, and $183,000 for the years ended December 31, 1994, 1993, and 1992, respectively. The following represents the Bank's future commitments under such leases:

                              Year Ending December 31:

        1995                      $   208,893
        1996                          209,944
        1997                          216,487
        1998                          216,392
        1999                          192,105
        Thereafter                    362,345

        Total                     $ 1,406,166

  17.   EARNINGS PER SHARE OF COMMON STOCK
        Earnings per share of common stock are based on the following weighted average number of shares outstanding:

                              1994                 1993                1992

            Primary         3,258,616            3,223,742           2,674,297
            Fully diluted   3,272,771            3,255,226           2,716,003

            Primary per share amounts are computed after including the effect, if dilutive, of stock options outstanding using the treasury stock method.

            Fully diluted per share amounts are computed using the greater of the dilutive effects of average or quarter-end stock prices.

  18.   STOCK OPTIONS

        In July 1988, the Board of Directors of the Corporation adopted a non-qualified stock option plan ("1988 Plan") which authorized the Corporation to grant options to purchase up to 250,000 shares of common stock pursuant to the 1988 Plan.

        Changes in stock options are as follows:
                                                                 Price Range
            1994                                    Shares        Per Share

            Granted                                 30,500          $11.00
            Expired                                  None
            Exercised                               33,200        3.25-11.50
            Outstanding and exercisable at
             December 31                           230,300        3.25-11.50

            1993

            Granted                                 10,000          $11.50
            Expired                                  None
            Exercised                               39,500        3.25-5.63
            Outstanding and exercisable at
             December 31                           233,000       3.25-11.50

            1992

            Granted                                 80,000       $5.50-5.63
            Expired                                  None
            Exercised                                None
            Outstanding and exercisable at
             December 31                           262,500        3.25-5.63

  19.   EMPLOYEE BENEFIT PLANS

        In accordance with the term's of the Corporation's Cash Incentive Plan, upon consummation of the Merger discussed in Note 16, certain senior officers of the Corporation will be entitled to receive an amount equal to two percent of the greater of (i) the fair market value of the issued and outstanding Olympus Common Stock or (ii) the tangible net worth of Olympus, in either case on the date immediately prior to the Merger which amount in total is estimated to be approximately $1,050,000.

        The Employee  Stock Bonus  Plan  (the "Bonus  Plan"), qualified  under
        Section 401(a) of the Internal Revenue Code, provides that each full-time salaried employee of the Corporation and/or its subsidiaries who has attained the age of 21 and has completed 12 consecutive months of employment during which he/she has received credit for at least 1,000 hours of service is entitled to participate in the Bonus Plan commencing on the January 1 or July 1 immediately following when such qualifications are met, provided he/she is employed on that date. Under the terms of the plan, participating employees may contribute, and the Board of Directors may authorize the Corporation to match a certain portion of such contribution. Employees may elect to have their own contributions invested in either (i) the Corporation's common stock, or (ii) a certificate of deposit or savings account from the Bank. Employer contributions are invested in the
        Corporation's common stock. During 1994, 1993, and 1992, the Corporation and its subsidiaries contributed $86,929, $74,717, and $111,502, respectively, to the Bonus Plan.

        The Corporation and its wholly-owned subsidiaries provide a non-contributory retirement plan (the "Retirement Plan"), qualified under
        Section 401(a) of the Internal Revenue Code, for the benefit of qualified employees. Each full-time salaried employee who has attained the age of 21 and has completed 12 consecutive months of employment during which he/she has received credit for at least 1,000 hours of service is entitled to participate in the Retirement Plan commencing on January 1 or July 1 immediately following when such qualifications are met. Under the Retirement Plan, the Corporation and its subsidiaries make a monthly pension contribution equal to 6% of each eligible employee's monthly base compensation. In addition, the Corporation and its subsidiaries are allowed, but not required, to make a profit sharing contribution based on base compensation to the Retirement Plan, provided that in no event shall the profit sharing contribution and the aggregate contributions under the Bonus Plan during any year exceed 15% of the total payroll of eligible employees of the Retirement Plan. In any year, aggregate contributions under the Retirement Plan and aggregate contributions under the Bonus Plan may not exceed the lesser of 25% of the eligible employee's base compensation or $30,000. During 1994, 1993, and 1992, the Corporation and its subsidiaries contributed $149,906, $133,387, and $149,000, respectively, to the Retirement Plan. Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions". The Statement requires an accrual of postretirement benefits (such as health care benefits) during the years an employee provides services. The Corporation provides limited life insurance benefits to certain employees during their employment and retirement. As of December 31, 1994, the total future actuarial obligation under this plan totals $509,000, and such amount has been fully funded in a separate trust.

        On January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". The Statement requires an accrual of benefits to be provided to former or inactive employees after employment but before retirement, such as salary continuation, severance pay, or health care benefits. The impact of the Statement on the Corporation was not material in relation to the consolidated financial statements.

  20.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The following is a summary of the quarterly results of operations. This information should be read in conjunction with the Discussion of Financial Condition and Results of Operations.

         December 31, 1994                         4th Quarter    3rd Quarter      2nd Quarter     1st Quarter

         Interest income                           $7,099,135     $7,014,768       $6,748,882       $6,729,363
         Interest expense                           3,702,828      3,499,893        3,310,413        3,316,900
         Provision for (recovery of) losses            22,129        136,517           21,055          868,760
         Gain on sale of loans and
           investments                                  7,810         38,066           51,798          189,044
         Net income                                 1,389,095      1,280,565        1,012,224        1,029,388
         Earnings per common share -
           primary                                       0.42           0.39             0.31             0.32
         Earnings per common share -
           fully diluted                                 0.42           0.39             0.31             0.32

         December 31, 1993

         Interest income                           $6,871,322     $6,578,913       $6,967,922       $7,011,388
         Interest expense                           3,352,957      3,611,357        3,703,033        3,817,425
         Provision for losses                        (152,870)      (459,443)        (421,940)          37,841
         Gain on sale of loans and
           investments                                349,822      1,190,644          745,016          233,538
         Income before extraordinary
         items and cumulative effect of a
         change in accounting principle             1,484,786      1,804,042        1,703,466        1,335,411
         Net income                                 1,484,851      1,481,235        1,703,466        1,673,224
         Earnings per common share before
          extraordinary items and cumulative
          effect of a change in accounting
          principle                                      0.46           0.56             0.53             0.42
         Earnings per common share -
           primary                                       0.46           0.46             0.53             0.53
         Earnings per common share -
           fully diluted                                 0.46           0.46             0.53             0.52

  21.   EFFECT OF RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

        In May 1993, the Financial Accounting Standards Board issued SFAS No.114, "Accounting by Creditors for Impairment of a Loan", as
        amended by  SFAS No. 118, "Accounting by  Creditors for Impairment of
        a Loan - Income Recognition and Disclosures", issued in October 1994. SFAS Nos. 114 and 118 require that an impaired loan be valued based on the present value of expected future cash flows or fair value of
        the collateral if the  loan is  collateral dependent.   SFAS Nos. 114
        and 118 are effective for the year beginning January 1, 1995. The impact of SFAS Nos 114 and 118 on the Corporation is not expected to be material in relation to the consolidated financial statements.

  22.   CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

        Condensed financial information of the parent company only is as follows:

       BALANCE SHEET AS OF DECEMBER 31, 1994 AND 1993

                                                         1994           1993
       ASSETS:

       Cash and savings on deposit primarily with
          subsidiary savings and loan              $    266,990   $    163,294

       Investment in subsidiaries:
          Savings and loan and subsidiaries          34,807,872     33,116,325
          Others                                                       143,377

          Total                                    $ 35,074,862   $ 33,422,996

        LIABILITIES AND STOCKHOLDERS' EQUITY

        Liabilities, accounts payable, and
         accrued expenses                          $     42,852    $    59,456
        Stockholders' equity:
        Common stock (3,132,839 shares issued in
         1994 and 3,099,639 shares issued in 1993)    3,132,839      3,099,639

        Paid-in capital                               2,047,550      1,894,005
        Retained earnings - substantially
         restricted                                  33,187,699     28,476,429
        Net unrealized losses on securities
         available for sale                          (3,336,078)      (106,533)
           Total stockholders' equity                35,032,010     33,363,540

        Total                                       $35,074,862    $33,422,996

        STATEMENTS OF OPERATIONS FOR THE YEARS
         ENDED DECEMBER 31, 1994, 1993, AND 1992

                                                                       1994           1993            1992

        INCOME:
           Income from subsidiaries:
              Interest                                             $      3,212    $     1,331      $   11,348
              Other                                                      83,875        113,625          99,500
           Other                                                         21,653                         11,284
                  Total                                                 108,740        114,956         122,132

        EXPENSES:
           Compensation and other employee expense                      130,841        120,211         114,500
           Occupancy                                                                     1,688
           Provision for losses                                                                         70,010
           Other                                                         44,344         54,734           4,007
                  Total                                                 175,185        176,633         188,517

        LOSS BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF
          SUBSIDIARIES                                                  (66,445)       (61,677)        (66,385)

        EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES              4,777,717      6,404,453       2,901,185

        NET INCOME                                                   $4,711,272     $6,342,776      $2,834,800

      STATEMENTS OF CASH FLOWS FOR THE YEARS
       ENDED DECEMBER 31, 1994, 1993, AND 1992

                                                                       1994           1993             1992

      CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income                                             $ 4,711,272     $ 6,342,776      $ 2,834,800
           Adjustments to reconcile net income to net cash
           used in operating activities:
              Undistributed income of subsidiaries                 (4,777,717)     (6,404,453)      (2,901,185)
              Provision for possible credit losses                                                      70,010
              Decrease (increase) in receivables
               from subsidiaries                                                       16,597          (12,567)
              Decrease in other assets                                                                   1,807
              Increase (decrease) in accounts
               payable and accrued expenses                           (16,604)         42,769             (232)

                  Total adjustments                                (4,794,321)     (6,345,087)      (2,842,197)

                  Net cash used in operating activities               (83,049)         (2,311)          (7,397)

        CASH FLOWS FROM INVESTING ACTIVITIES:

           Dividends received from subsidiary                                          90,000          115,000
           Capital contribution to subsidiary                                         (75,000)      (2,478,404)

              Net cash provided by (used in)
                    investing activities                                None           15,000       (2,363,404)

        CASH FLOW FROM FINANCING ACTIVITIES:

           Proceeds from issuance of common stock                     186,745         140,275       2,303,230

              Net cash provided by financing activities               186,745         140,275       2,303,230

        NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          103,696         152,964         (67,571)

        CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                163,294          10,330          77,901

        CASH AND CASH EQUIVALENTS AT END OF YEAR                  $   266,990     $   163,294       $  10,330

   Item  9.   CHANGES IN AND  DISAGREEMENTS WITH ACCOUNTANTS  ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

      None

                                    PART III

  Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                   Name                      Age      Director   Title of Class
                                                        Since
 DIRECTORS SERVING UNTIL 1995 ANNUAL MEETING

 Class I

 A. Blaine Huntsman                           58         1988     Common Stock

 DIRECTORS SERVING UNTIL 1996 ANNUAL MEETING
 Class II

 Richard N. Hokin                             54         1982     Common Stock
 James K. Loebbecke                           58         1992     Common Stock
 R. Gibb Marsh                                46         1992     Common Stock

   DIRECTORS SERVING UNTIL 1997 ANNUAL MEETING

 Class III
 Richard G. Price                             67         1972     Common Stock
 Ramon E. Johnson                             59         1990     Common Stock
 K. John Jones                                41         1993     Common Stock

  THE DIRECTORS

        A. Blaine Huntsman was elected Vice Chairman of the Board of Directors of the Corporation and Chief Executive Officer of the Corporation in July 1988, Chairman of the Board of Directors in December 1988 and served as President of the Corporation from August 1989 to 1993. He was elected a director of Olympus Bank in July 1988 and Chairman of the Board of Directors in August 1989. He also served as President of Olympus Bank from August 1989 to January 1991. Mr. Huntsman was Professor of Finance at the University of Utah from 1972 to 1988 (but was on leave for significant periods of time during such years to pursue various business activities), and served as Dean of the Graduate School of Business and College of Business from 1975 to 1980. He was co-founder and Chairman of the Board of Huntsman Container Corporation (a manufacturer of polystyrene containers) and of Huntsman-Christensen Corporation (a real estate construction and development firm). Mr. Huntsman received his Ph.D. in Economics from the University of Pennsylvania (Wharton School) in 1968. He served as a director of Dean Witter Reynolds Organization, Inc. from 1978 until its acquisition by Sears in 1982 and was a director of Arcata Corporation principal business from 1978 to 1982. He currently serves as a director of Geneva Steel, a Utah corporation engaged in steel manufacturing and of Zions Co-operative Mercantile Institution (a retailing company serving the intermountain area), and of Kahler Corporation, a hotel operator.

        Richard N. Hokin has been Chairman of Intermountain Industries, Inc., Boise, Idaho, since 1984. Intermountain's principal subsidiary, Intermountain Gas Company, distributes natural gas in southern Idaho. Mr. Hokin is also managing general partner of Century Partners, a private investment partnership, organized in 1967, which holds approximately 9.7% of the outstanding common stock of the Corporation. Mr. Hokin has been a director of the Corporation and Olympus Bank since 1982.

        Richard G. Price has been engaged in the automotive business since 1952 and was the President and a director of Time Distributors, a distributor of automotive parts in Salt Lake City, Utah and Boise, Idaho, for twenty-five years prior to his retirement in 1990. Mr. Price has been a director of the Corporation and Olympus Bank since 1972.

        Ramon E. Johnson has been a Professor of Finance at the University of Utah since 1966. He received his Ph.D. in finance from the University of Wisconsin in 1966. Mr. Johnson is a Chartered Financial Analyst and belongs to several professional societies, including the Financial Management Association. He was a member of the Consumer Advisory Council for the Federal Reserve Board from 1987 to 1989, and is currently a member of the Utah State Board of Financial Institutions. In 1983, he served as a member of the task force for Current Value Accounting for the Federal Home Loan Bank Board. In addition to his teaching and research activities, Mr. Johnson has been a consultant for several financial institutions and public utility companies in Salt Lake City, Utah, as well as the Utah State Legislative Auditor General. Mr. Johnson has been a director of the Corporation and Olympus Bank since 1990.

        James K. Loebbecke has been a Professor of Accounting at the University of Utah since 1980. Prior to 1980 he was a partner in the accounting firm of Touche Ross & Co. in its New York office. Mr. Loebbecke has authored several books and articles on the subjects of auditing and other accounting issues and is a member of several professional societies, including the American Institute of Certified Public Accountants. In addition to his teaching and research duties, Mr. Loebbecke is a principal in Norman/Loebbecke Associates, financial and litigation consultants, where he performs services as an expert witness in business and accounting-related litigation. Mr. Loebbecke has been a director of the Corporation and Olympus Bank since 1992.

        R. Gibb Marsh has been employed by the Corporation, or one of its subsidiaries, since June of 1972. Mr. Marsh was elected President and Chief Operating Officer of Olympus Bank in May 1993. He was elected President of the Corporation in August 1993. Prior to his election as President of Olympus Bank, Mr. Marsh was the Chief Credit Officer for the Corporation and Olympus Bank with principal responsibility for loan origination and underwriting, loan servicing and special asset management. Mr. Marsh has held many positions during his 21 year tenure with Olympus Bank. He has been a director of the Corporation and Olympus Bank since 1992.

        K. John Jones has been employed by the Corporation, or one of its subsidiaries, since February 1979. Mr. Jones has been a Senior Vice President of the Corporation since 1987. He was elected as Chief Financial Officer in 1989. Mr. Jones is also the Secretary and Treasurer of the Corporation and Olympus Bank. His services to the Corporation and Olympus Bank have been in the areas of interest rate risk management, investment securities, commercial real estate underwriting and internal auditing. On July 29, 1993 he was appointed to the Board of Directors of the Corporation and Olympus Bank.


  Executive Officers

  The executive officers of the Corporation are as follows:

         Name         Age      Officer                  Positions
                               Since*
   A. Blaine           58       1988     Director, Chairman of the Board, Chief
   Huntsman                              Executive Officer  of the Corporation
                                         and a Director and Chairman of the
                                         Board and Chief Executive Officer of
                                         Olympus Bank

   R. Gibb Marsh       46       1977     President and Chief Operating Officer
                                         of the Corporation and Olympus Bank

   K. John Jones       41       1987     Senior Vice President, Chief Financial
                                         Officer, Secretary and Treasurer of the
                                         Corporation and Olympus Bank

   Gary L. Matern      51       1990     Senior Vice President of the
                                         Corporation and Olympus Bank

   Kathy K. Hale       47       1987     Senior Vice President of the
                                         Corporation and Olympus Bank

  * Indicates the period of time during which such persons have served as officers of the Corporation or Olympus Bank.

        There is no family relationship between any of the directors or executive officers. All officers are elected annually by the Board of Directors to serve until they are removed by the Board of Directors or until their successors have been duly elected and qualified.

        For information concerning the positions and background of A. Blaine Huntsman, see "The Directors" above.
        For information concerning the positions and background of R. Gibb Marsh, see "The Directors" above.
        For information concerning the positions and background of K. John Jones, see "The Directors" above.

        Gary L. Matern has been an employee and executive officer of the Corporation and the Bank since July 1990. From 1988 to 1990 he was an Account Manager for Systematics Inc. of Little Rock, Arkansas, and from 1964 to 1988 he was Vice President and Cashier for First Interstate Bank of Utah, N.A.

        Kathy K. Hale has been an employee of the Corporation and Olympus Bank since 1976 and an executive officer of the Corporation since January 1987.

  Item 11.  EXECUTIVE COMPENSATION

  Summary of Cash and Certain Other Compensation

        The following table provides certain summary information concerning the compensation paid or accrued by the Corporation and its subsidiaries, to or on behalf of the Corporation's Chief Executive Officer and the only other executive officers of the Corporation whose compensation exceeded $100,000 (hereafter referred to as the "Named Executive Officers") for the fiscal years ending December 31, 1992, 1993, and 1994.

                           SUMMARY COMPENSATION TABLE

                                                            Long Term Compensation
                                 Annual Compensation            Awards         Payouts
                                                 Other                                    All
                                                Annual              Securities           Other
                                                Compen- Restricted  Underlying   LTIP   Compen-
   Name & Principal            Salary   Bonus   sation     Stock     Options/  Payouts   sation
   Position              Year   ($)      ($)      ($)   Awards ($)   SARs (#)    ($)      ($)<F1>

   A. Blaine Huntsman    1994 $213,005  $ 4,500    -         -            -       -      $15,356
   Chairman & CEO        1993 $182,200     -       -         -            -       -      $14,897
                         1992 $182,200     -       -         -            -       -      $20,004
                                                   -
   R. Gibb Marsh         1994 $108,767  $42,517    -         -          10,000    -      $ 8,701
   Director, President,  1993 $ 88,000  $36,379    -         -             -      -      $ 7,141
   COO                   1992 $ 88,000  $ 3,000    -         -          20,000    -      $10,560

<F1>     The amounts shown in this column are the annual employer
         contributions to the non-contributory retirement plan and the employee stock bonus plan.

  Stock Options

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                                                Potential
                                                                            Realized Value at
                                                                              Assumed Annual
                                                                           Rates of Stock Price
                                                                               Appreciation
                        Individual Grants                                      for Option Term

                          Number of
                          Securities   % of Total
                          Underlying   Options/
                          Options/     SARs
                          SARs         Granted to  Exercise or
                          Granted      Employees   Base Price   Expiration
   Name                   (#)          in Fiscal   ($/Sh)       Date         5% ($)       10% ($)
                                       Year

   A. Blaine Huntsman          -           -            -            -            -            -

   R. Gibb Marsh             10,000        33%      $  11.00    25-May-04    $  69,200     $175,300

  Option Exercises

        The following table provides information, with respect to the Named Executive Officers, concerning the exercise of options and/or SARs during the fiscal year and unexercised options and SARs held as of the end of the fiscal year.

            AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION/SAR VALUES


                                                 Number of        Value of
                                                Unexercised     Unexercised
                                               Options/SARs     In-the-Money
                                                 at FY-End      Options/SARs
                                                    (#)          at FY-End<F1>
                                                                    ($)

                       Shares        Value
                      Acquired     Realized     Exercisable   Exercisable(E)/
   Name             on Exercise       ($)          (E)/        Unexercisable
                        (#)                    Unexercisable        (U)
                                                    (U)

   A. Blaine Huntsman    -             -      125,000  (E)   $1,365,625 (E)

   R. Gibb Marsh       1,500       $12,930     28,500  (E)     $204,608 (E)


<F1> The price of a share of the Corporation's common stock as reported by NASDAQ on December 31, 1994 was $14.63. The value of unexercised options is the difference between the exercise price and the price of a share as of December 31, 1994.

   In 1994 directors were paid $1,500 for each quarter they served as a director of the Corporation, $250 for each quarter that they chaired a committee of the Board with the exception of the audit committee whose chair receives $625 for each quarter. Each director also receives $750 fee for each day spent in Board meetings and a $500 fee for each day spent in committee meetings. All directors are also reimbursed by the Corporation for their out-of-pocket travel and related expenses incurred in attending all Board and committee meetings.

  Employment Contracts and Termination of Employment Agreements

        The Corporation has entered into a Deferred Compensation Agreement (the "Agreement") with A. Blaine Huntsman in connection with Mr. Huntsman's employment as Chief Executive Officer and President of the Corporation. The Agreement provides that a general ledger account (the "Deferred
  Compensation Account") shall be established with $1,250 being credited thereto on the first day of each month commencing on August 1, 1988 and continuing until the termination of Mr. Huntsman's employment with the Corporation. The Deferred Compensation Account has been established solely for accounting and record keeping purposes and there may be no actual assets or property in such account. Any amount credited to the Deferred Compensation Account will (solely for accounting purposes) be invested in investments that are approved by Mr. Huntsman. Upon termination of Mr. Huntsman's employment, the Corporation shall pay to him or his designated beneficiary (in the event of death) the fair market value of the Deferred Compensation Account as of the date of termination in five equal annual installments. Each installment shall include the earnings on the remaining balance until the Deferred Compensation Account shall have been paid out in full. At no time shall Mr. Huntsman have any property interest whatsoever in any specific asset of the Corporation as a result of the Agreement.

  The Board of Directors adopted a cash incentive plan in 1993 that provides for additional compensation to be paid to R. Gibb marsh, K. John Jones, Gary L. Matern and Kathy K. Hale, in the event of a "change in control" of the Corporation or Olympus Bank if such officers are still employees and officers of Olympus Bank at the date immediately prior to such change in control. The amount of additional compensation to be paid to such executive officers, as a group, shall be equal to 2% of the greater of (i) the fair market value of the issued and outstanding common stock of the Corporation on the date immediately prior to the change in control, or (ii) the "tangible net worth" of the Corporation immediately prior to the change in control. Under the terms of the cash incentive plan, R. Gibb Marsh, K. John Jones, Gary L Matern and Kathy K. Hale would be entitled to receive 31%, 23%, 23% and 23%, respectively, of such additional compensation distributed under the cash incentive plan. The amount Mr. Marsh will be entitled to under the cash incentive plan as a result of the proposed merger with WMI is $322,717.

  In addition, the exercisability of certain options granted to the Named Executive Officers will be accelerated under the terms of the Stock Option Plan in the event that the Corporation, its shareholders, or both, enter into a written agreement to dispose of all or substantially all of the assets or stock of the Corporation by means of a sale, merger, consolidation, reorganization, liquidation or similar transaction. The excerisability of all options have been accelerated as a result of the proposed merger with WMI.

  Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                                                               Percent of
                                                              Total Shares
                                                               Outstanding<F1>
     Name                      Shares     Options    Total

   A. Blaine Huntsman        120,936<F2>  125,000   245,936          7.5%
   Richard N. Hokin          304,000<F3>     -      304,000          9.7%
   James K. Loebbecke          2,000         -        2,000             *
   R. Gibb Marsh              10,200       28,500    38,700          1.2%
   Richard G. Price              100         -          100             *
   Ramon E. Johnson              703         -          713             *
   K. John Jones               7,202       18,500    25,702             *

   All directors and
    executive officers
    as a group (9 persons)   456,399      205,600   661,999         19.8%


   Century Partners
   800 Post Road
   Darien, CT 06820          304,000<F3>      -     304,000          9.7%

   Charter National
   Life Insurance Co.
   8301 Maryland Ave.
   St Louis, MO 63105         85,900<F4>      -      85,900          2.7%

   LNC Investment, Inc.
   529 East South Temple
   Salt Lake City, UT 84102   453,991<F4>     -      453,991         14.5%

   Evergreen Investments, LTD.
   1910 East 3060 South
   Salt Lake City, UT 84106   120,936<F2>     -      120,936          3.9%

  *     Less than one percent.


<F1>  The above table  does not include shares  held for the account of  the indicated persons and group by the Employee Stock Bonus Plan which on November 30, 1994 held 130,656 shares.

<F2>  Includes 46,536  shares owned by Mr. Huntsman and  74,400 shares owned by Evergreen Investments, LTD., a limited partnership, in which Mr. Huntsman is a limited partner with a 37% ownership interest. Mr Huntsman and Evergreen Investment, LTD. could be deemed to be members of a "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act, which owns 5% or more of the common stock of Olympus. This information was obtained from a Form 4 filed with the Securities and Exchange Commission on or about March 7, 1994.

<F3>  The general  managing partner of Century Partners, a  New York limited partnership, is Mr. Hokins, who is currently a director.

<F4>  These persons could be deemed to be members of a "group'  as that term is used  in Section 13(d) of the Securities Exchange Act which owns 5%
        or  more  of  the common  stock  of  Olympus.   This  information  was
        obtained from a Schedule 13D filed with the Securities and Exchange Commission on or about July 21, 1994.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During 1994, certain directors and executive officers of the Corporation were indebted to Olympus Bank. These loans were made by
  Olympus Bank in the ordinary course of its business and were made on substantially the same terms, including interest rate and collateral, at those prevailing at the time for comparable transactions with other customers of Olympus Bank and do not involve more than the normal risk of collectability or present unfavorable features.

Item 14.    EXHIBITS, FINANCIAL STATEMENT  SCHEDULES, AND REPORTS ON FORM 8-K

            Financial Statements. The following are included in Part II of this Report:

            Independent Auditors' Report

            Consolidated Statements of Financial Condition at December 31, 1994 and 1993

            Consolidated Statements of Operations for each of the Three Years Ended in the Period December 31, 1994

            Consolidated Statements of Cash Flow for each of the Three Years Ended in the Period December 31, 1994

            Consolidated Statements of Stockholders' Equity for each of the Three Years Ended in the Period December 31, 1994
            Notes to Consolidated Financial Statements

       Financial Statements Schedules. All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

       Exhibits.   For the  information with  respect to  this Item,  see the
       Index to Exhibits attached to this Report.

       Reports on Form 8-K.  No reports were filed in the last quarter of 1994.

       Separate  Financial  Statements  of  Registrant.   Separate  financial
       statements   of  the   registrant  are   included  in  the   Notes  to
       Consolidated Financial Statements.

  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          By: A. Blaine Huntsman
                              A. Blaine Huntsman, Chairman of the Board,
                              Chief Executive Officer

  Dated:  March 29, 1995

        Pursuant to the requirements of the Securities Exchange Act of the 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


  A. Blaine Huntsman            Chairman of the Board, Chief    March 29, 1995
  A. Blaine Huntsman            Executive Officer and Director
                                (priciple executive officer)

  Richard N. Hokin              Director                        March 29, 1995
  Richard N. Hokin


  Ramon E. Johnson              Director                        March 29, 1995
  Ramon E. Johnson


  Richard G. Price              Director                        March 29, 1995
  Richard G. Price

  James K. Loebbecke            Director                        March 29, 1995
  James K. Loebbecke


  R. Gibb Marsh                 President of the                March 29, 1995
  R. Gibb Marsh                 Corporation and Director



  K. John Jones                 Senior Vice President           March 29, 1995
  K. John Jones                 Chief Financial Officer
                                Secretary/Treasurer and
                                Director (priciple financial officer)

  Brad J. Foley                 Vice President and Controller   March 29, 1995
  Brad J. Foley                 (Controller)

                           Olympus Capital Corporation

  Reg. S-K
  Exhibits No.      Index of Exhibits

  (2)         Incorporated  by reference to Appendix A to Washington Mutual,Inc.
              Registration statement on Form S-4 filed with the Commission on March 24, 1995, Registration No. 33-57413.

  (3)  (i)    Incorporated by  reference to  Form 10-K  filed March  31, 1994, for the fiscal year ended December 31, 1993, File No. 0-11130.

  (3)  (ii)   Incorporated  by reference  to Form  10-K filed March  31, 1994, for the fiscal year ended December 31, 1993, File No. 0-11130.

  (4)         Not Applicable

  (9)         Not Applicable

  (10) (iii)
   (A) Management contracts regarding deferred compensation and stock options incorporated by reference to Form 10-K filed March 31, 1994, for the fiscal year ended December 31, 1993, File No. 0-11130.

  (11)        Statement of Per Share Earnings
              Refer to registrant's Consolidated Financial Statements, Part II, Item 8 of this filing.

  (12)        Not Applicable

  (13)        Not Applicable

  (16)        Not Applicable

  (18)        Not Applicable

  (21) The significant subsidiaries of Olympus Capital Corporation are as follows:

                                                        Jurisdiction of
              Name                                      Incorporation

              Olympus Bank, A Federal Savings Bank      United States
              Olympus Financial Services, Inc.          Utah

  (22)        Not Applicable

  (23)        Consent of Independent Public Accountants

  (24)        Not Applicable

  (27)        Financial Data Schedule

  (28)        Not Applicable

  (99)        Not Applicable

  INDEPENDENT AUDITORS' CONSENT

  We consent to the incorporation by reference in Amendment No. 1 to Registration No. 33-57413 of Washington Mutual, Inc. on Form S-4 and in Registration Statement Nos. 33-56948 and 33-69670 of Olympus Capital Corporation in Form S-8 of our report dated February 28, 1995, appearing in this Annual Report on Form 10-K of Olympus Capital Corporation for the year ended December 31, 1994.



  DELOITTE & TOUCHE LLP

  Salt Lake City, Utah
  March 28, 1995